Form 10-K
period 2000-12-31
WEALTHHOUND COM INC
filed 2001-05-08
CIK 1123505

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 2000.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                        Commission file number 000-31939

                              WEALTHHOUND.COM, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                       Delaware                                   65-0597300
                       --------                               --------------
            (State or Other Jurisdiction of                  (I.R.S. Employer
            Incorporation or Organization)                  Identification No.)

      225 Broadway, Suite 910, New York, New York                   10007
      -------------------------------------------               ----------
       (Address of Principal Executive Offices)                 (Zip Code)

                                 (212) 267-7770
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 per share
                          -----------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes    X      No
             -------     ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

         The issuer's revenues for its most recent fiscal year:  $208,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of April 11, 2001, was $2,252,630 computed by reference to the price at which such stock was sold, as reported on NASDAQ on that date.

         Aggregate number of shares of Common Stock outstanding as of April 11, 2001: 76,275,833.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties that address:

         -        Business strategies;

         - WealthHound.com's financial condition and results of operations;

         -        Forecasts;

         - Trends, including growth, in the information technology market; and

         -        New products.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "plans," "should," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations thereof (including their use in the negative), or by discussions of strategies, opportunities, plans or intentions. These statements include but are not limited to statements under the captions "Risk Factors," "Management's Discussion and Analysis or Plan of Operation," "Description of Business," as well as captions elsewhere in this document. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under "Risk Factors" and "Description of Business."

In addition, forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect. Although we believe that the assumptions and estimates reflected in the forward-looking statements are reasonable, we cannot guarantee that our plans, intentions or expectations will be achieved. The information contained in this report, including the section discussing risk factors, identifies important factors that could cause these differences.

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

         WealthHound.com, Inc. provides web site development services through a wholly owned subsidiary eNvitro.com, Inc., and web site and e-mail hosting services through a wholly owned subsidiary OSRS Communications, Inc. To date, all of the customers of these two operating subsidiaries have been entities controlled by or affiliated with Michael D. Farkas, our chairman and CEO.

         During the fourth quarter of 2000 and first quarter of 2001, our operations have been funded substantially by entities controlled by or affiliated with Michael D. Farkas, our chairman and CEO. During this time, these entities have provided us with loans in the aggregate amount of $115,500 through certain business transactions, and the assumption of certain liabilities. In addition, two other unrelated entities provided certain funds to us in connection with an assignment and release of lease. Our existing cash resources will be sufficient to permit us to operate only through June 2001. If we do not obtain additional financing after June 2001, assuming no significant additional revenue is generated from the web design and web hosting business, we will not be able to maintain business operations. We currently have no agreement for additional financing with Michael D. Farkas, any of the entities controlled by or affiliated with Mr. Farkas, or any other person or entity. The description of business contained in this Item 1 assumes that we will be successful in obtaining adequate financing.

                             OUR GENERAL DEVELOPMENT

         We were incorporated on July 26, 1995 in Florida under the name TradeLink, Inc. with the initial purpose of becoming a voice-based international marketing company that delivered automated voice response systems to Latin American customers of U.S. corporations. We later changed our name to Bridgeport Communications, Inc. to reflect a change in our business to wholesaling long distance and dial tone services, retailing wireless equipment and providing automated voice response system services to the United States expo trade show industry. These businesses were not successful and we discontinued them in 1998.

         On July 9, 1999, we acquired all the outstanding shares of WealthHound, Inc., which was then attempting to develop a business providing online search engine services for financial related information. As the consideration for the outstanding shares of WealthHound, Inc. we issued to the stockholders of WealthHound, Inc., including Rebecca Farkas (who became Michael D. Farkas' wife in June 2000), and First Security Investments, an aggregate of 60,000,000 shares of our common stock. After this acquisition, we changed our name to WealthHound.com, Inc. At the time of the transaction, Michael D. Farkas, our current chairman and CEO, held approximately 20% of our outstanding common stock. No fairness opinion was obtained in connection with this acquisition.

         After our acquisition of WealthHound, Inc., we intended to provide various financial services to individuals in the U.S., including on-line and telephone discount brokerage, personalized investment tools, financial news, stock quotes, third party investment research and links to other providers of financial services. In furtherance of this plan, we entered into a two year contract with Inlumen Inc. (formally known as NEWSALERT) to provide various financial related information and tools located on our web site at www.wealthhound.com. Also in furtherance of this plan, on August 29, 2000 we agreed to acquire WAP, Inc., a registered broker-dealer and member of SIPC. WAP, Inc., which is registered to provide broker-dealer services in 41 states (plus Washington, D.C. and Puerto Rico), has never engaged in any business activity and has no assets or liabilities other than the assets required to maintain certain net capital requirements. We obtained regulatory approval for the acquisition of WAP, Inc. on February 22, 2001, and the acquisition was completed on March 13, 2001.

         Because of the limited financial resources available to us and the negative conditions existing in the online brokerage industry, our board of directors determined that attempting to build an online brokerage company from inception without an existing customer base and to continue to provide access to free research and news would not be in the best interest of our stockholders. After exploring several options, the board of directors decided that the best solution was to sell the broker-dealer to The Atlas Group of Companies, LLC ("Atlas"), a company owned by our chairman and CEO, Michael D. Farkas. On March 30, 2001, WealthHound.com entered into a stock purchase agreement with Atlas for the sale of the broker-dealer. The purchase price for the sale is $109,000, which is to be paid in cash, in cancellation of short term debt WealthHound.com owed to Atlas, and in assumption of liabilities of WealthHound.com. Although the sale of the broker-dealer is subject to NASD approval, the entire purchase price has been paid and is subject to refund in the event the sale is not approved. In addition, Atlas has assumed the obligation to capitalize WAP, Inc. and to cover all of its expenses pending the approval of the sale by the NASD. If the transaction is not approved by the NASD, then WealthHound.com will be obligated to reimburse Atlas for any and all funds deposited by Atlas directly into WAP, Inc. from March 30, 2001 until notification of the NASD decision not to approve the transaction. The board believes that the purchase price is significantly greater than the current market value of a non-operational broker dealer which was estimated by a non-affiliated broker-dealer of broker-dealers to be approximately $60,000. Also, in connection with the sale of the broker dealer, our agreement with Inlumen for research, news and quotes has been terminated. Should WealthHound.com have the opportunity in the future to acquire an operational broker-dealer with an existing customer base on favorable terms, we will evaluate our options at that time.

                             OUR CURRENT OPERATIONS

         Web Site Design. In July 2000, our eNvitro.com, Inc. subsidiary began its web site design and development business. To date, all of the customers of this business have been entities controlled by or affiliated with Michael D. Farkas. eNvitro is a development stage company providing web design services intended to help companies increase sales, improve communications and create and enhance business identities over the Internet. eNvitro provides an integrated service offering consisting of web site design, information architectures and user-interfaces, and customization of software necessary to implement its web site designs. eNvitro primarily uses Internet-based technologies to create digital communications designs for the World Wide web.

         The increasing acceptance of the Internet has created numerous opportunities for companies that seek to grow and are challenged by highly competitive and rapidly changing markets, geographically dispersed operations and demands for increased efficiencies. We believe that an increasing number of companies wish to use the Internet to uniquely meet their customer's demands for customized, real-time information, products and services, but cannot afford the large fees demanded by our larger competitors.

         We believe that the web site design and development market as it relates to Fortune 1000 companies is dominated by a few large companies such as Razorfish and Agency.com, who have already achieved significant market share. We believe that the lower end of the market - companies whose web site design budgets are in the $10,000 to $50,000 range - has been ignored because of low profit margins. Initially, we intend to attempt to provide services to this low-end segment of the market. By outsourcing much of the design and development to third party developers who work offshore, eNvitro believes it can keep costs low enough to increase its profit margins on these small web design projects. Although eNvitro has identified several of these third party developers in several locations throughout the world, it has not entered into any agreements at this time.

         We intend to build an in-house sales force for eNvitro to obtain business from independent third parties. Because our current customer base consists only of related parties, we have not hired any direct business development professionals or sales force at this time.

         Webhosting Services. In July 2000, our subsidiary OSRS Communications began operations as an offsite, remote server to host web sites and e-mail accounts for related parties. OSRS's services include providing the computer hardware, software, network technology, and systems management necessary to offer our customers comprehensive, outsourced web site hosting services.

         OSRS currently owns and manages one web server and one mail server. OSRS's web server runs NT 4.0 and IIS software, and its mail server, runs NT 4.0 and the webEdge software. Our servers are housed in a state-of-the-art data center owned by a third-party. In the future, we hope to expand and provide web and e-mail hosting services to non-related parties enabling them to more efficiently deliver their application services to their customers over the Internet.

         If we are able to obtain sufficient additional financing, we will attempt to increase the business of OSRS through the acquisition of existing web hosting companies.

                               SALES AND MARKETING

         We anticipate that substantially all of our revenue in 2001 will be generated by our web design and web hosting services. Both of these businesses are in the developmental stage and currently have limited revenues only from customers controlled by or affiliated with Michael D. Farkas. In general, our pricing for web design services is based on charges for time, materials and expenses incurred on a particular project. Our pricing for web hosting is based on a flat monthly fee, ranging from $25 to $100 per month. We believe our agreements with these related parties are on terms no less favorable than those offered in the market. Our agreements with each of the related parties are oral and are not for a specific period of time. Thus, they can be canceled at any time, with or without notice. Through the third quarter of 2001, we expect most of our revenues to be from related party entities.

         Our marketing strategy will be based on an integrated marketing model, which employs a mix of communications media. The goal of these marketing efforts will be to build brand awareness, cross-market our services between eNvitro and OSRS, identify key target markets and developing innovative programs to communicate our products and services to the marketplace.

         Another objective, assuming we obtain sufficient additional financing, will be to stimulate the demand for eNvitro's web design services through a broad range of marketing communications and public relations activities, including advertising, presence at trade shows, direct response programs, event sponsorship and formation of alliances with system integrations and consulting companies. We have not to date advertised in either national or local print publications, on television or radio or on billboards.

                           BUSINESS EXPANSION STRATEGY

         If we are able to obtain sufficient financing on favorable terms we will consider acquisitions and strategic relationships to increase our access to customers, to build brand name recognition and to expand the products and services we provide to our customers. Specific relationship partners could include Internet access and service providers, Internet content providers and electronic commerce companies. These alliances would be intended to increase our core user base, transaction volume and operational efficiency and to further enhance our brand name recognition.

         Our ability to complete any acquisitions or establish any of these alliances will depend on locating and acquiring financially sound companies and raising additional financing sufficient to meet the costs of acquisitions. If we do not acquire targeted companies, we may not be able to compete with the larger more advanced companies in the web development marketplace. To date, we have not engaged in any discussions or negotiations with any potential strategic relationship partners or identified any potential acquisition targets.

                                   COMPETITION

         The information technology services market is intensely competitive and rapidly evolving. We expect competition to persist and intensify in the future.

         Our competitors in the web site design services area include: Internet service firms, such as AGENCY.COM, Icon Medialab, iXL, Modem Media, Poppe Tyson, Organic Online, Pixelpark, Proxicom, and Razorfish; technology consulting firms, such as Diamond Technology Partners and Metzler Group; Technology integrators, such as Accenture, Cambridge Technology Partners, Cap Gemini, EDS, IBM, Sapient and WM-Data; strategic consulting firms, such as Bain & Company, Booz-Allen & Hamilton, Boston Consulting Group and McKinsey Consulting and in-house information technology, marketing and design service departments of our potential clients.

         Our current and potential competitors in the web hosting market include web hosting service providers, local, regional, national and international ISPs, local, regional, national and international telecommunications companies and large information technology outsourcing firms. Our competitors may operate in one or more of these areas and include companies such as AT&T, Cable & Wireless, Concentric Network, Data Return, EDS, Exodus Communications, Frontier/GlobalCenter, Globix, GTE, IBM, Intel, Level 3 Communications, MCI WorldCom, Navisite, Qwest Communications International, Valueweb.net, Communitech.net, Hosting.com, Hostamerica.com, Homepage.com, Dell Hosting and USinternetworking. Although there is significant competition in this space, we believe that there is enough demand to warrant another entrant. According to Forrester Research, 44% of the firms they surveyed have outsourced the management of their web sites.

         We believe that the principal competitive factors in the web design market are the ability to attract and retain professionals, technical knowledge and creative skills, brand recognition and reputation, reliability of the delivered solution, client service and price. The principal competitive factors in the web hosting market include quality of services and scalability of infrastructure, network capacity, reliability, security and adaptability to new technologies, Internet system engineering expertise, quality of customer service and support, relationships with marketing partners and vendors, number and geographic presence of sales and technical support personnel, variety of services offered, price, product innovation, financial resources and brand name.

         Many of our competitors in both the web site design and web hosting services businesses have longer operating histories, installed client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than eNvitro or OSRS. Some of our competitors also offer a wider range of services and products than us and were first to the market. These competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements than us and may be able to undertake more extensive promotional activities, offer more attractive terms to customers and adopt more aggressive pricing policies than us. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. We expect that new competitors or alliances among competitors will emerge and may acquire significant market share.

                                    EMPLOYEES

         At April 11, 2001, we employed a total of 5 persons, all of whom were employed on a full-time basis. In addition, depending on client demand, we will utilize manpower agencies to employ additional persons on a temporary, part-time basis. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

                        SUBSTANTIAL RISK AND UNCERTAINTY

         During the fourth quarter of 2000 and first quarter of 2001, our operations have been funded substantially by entities controlled by or affiliated with Michael D. Farkas, our chairman and CEO. During this time, these entities have provided us with loans in the aggregate amount of $115,500, revenues through certain business transactions, and the assumption of certain liabilities. In addition, two other unrelated entities provided certain funds to us in connection with an assignment and release of lease. Our existing cash resources will be sufficient to permit us to operate only through June 2001. If we do not obtain additional financing after June 2001, assuming no additional revenue is generated from the web design and web hosting business, we will be forced to curtail our business operations. We currently have no agreement for additional financing with Michael D. Farkas, any of the entities controlled by or affiliated with Mr. Farkas, or any other person or entity.

         In addition to our need for financing to cover our operating capital needs, we will continue to need substantial additional funds in the future to develop our web site design and web hosting businesses. This financing may not be available when needed, or may be available only on unattractive terms.

         The report of our independent auditors on our financial statements for the year ended December 31, 2000 states that there may be a substantial doubt about our ability to continue as a going concern. This report and the existence of these recurring losses from operations may make it more difficult for us to raise additional debt or equity financing needed to run our business and is not viewed favorably by analysts or investors.

         We have on file with the Securities and Exchange Commission (the "SEC") a registration statement relating to a proposed public offering of shares of our common stock underlying certain convertible notes issued in a private placement in July and November 2000. We are currently negotiating with our investors to withdraw the present registration statement. We are filing this form 10-KSB due to the requirements arising as a result of filing a Form 10 in November 2000 to register our common stock under section 12(g) of the Securities Exchange Act of 1934.

         The effectiveness of the registration statement is one of the conditions for us to obtain possible additional financing under agreements we have in connection with the July and November 2000 private placement transactions. Other conditions under those agreements would require certain minimum trading prices for our common stock in public markets. See - "Management's Discussion & Analysis on Plan of Operation". Currently our common stock trades at prices substantially below the minimum prices required to satisfy this condition.

         As a result of the fact that our registration statement was not declared effective by February 27, 2001 and April 30, 2001 we are in default of convertible notes issued in the July 2000 and November 2000 private placement transactions in the principal amounts of $1,250,000 and $250,000, respectively, and, as a result, the notes' principal and interest may be declared due and payable. We are currently negotiating with our investors to waive the default on the convertible notes and extend the time period to the fourth quarter of 2001 for an effective registration statement as it relates to the fact that the registration statement was not declared effective by February 27, 2001 or April 30, 2001, and to withdraw the present registration statement. In addition, we owe penalty interest accruing at a rate of $25,000 per month since December 1, 2000 and $122,000 in damages to the holders of the notes and $25,000 in damages to the finders of the notes. Finally, because of this default, we will be unable to obtain certain additional financing that may otherwise have been available to us under the agreements relating to the convertible notes.

         We have a limited operating history which makes predicting our future operating results extremely difficult. Our web design and web hosting operations were both launched in July 2000 and to date our only customers have been related parties. As a result, the revenue and income potential of our business is unproven.

         We have incurred an operating and net loss in each fiscal year since our founding. We incurred net losses of $8,722,148 and $1,003,840 for the year ended December 31, 2000 and for the period ended December 31, 1999, respectively. Through December 31, 2000, we have generated $208,000 of revenue from our web site development and web hosting services. We expect to incur additional losses for the remainder of this year and next year. In addition, we expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. We expect our operating expenses to increase significantly as a result of our planned expansion. Since we have a limited operating history of marketing our services to the public, our business may never be profitable and we may never generate sufficient revenues to meet our expenses and support our anticipated activities. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

         Michael D. Farkas, individually, through his wife Rebecca J. Farkas, and through related entities, beneficially owns approximately 70% of our common stock. Accordingly, for as long as Mr. Farkas continues to beneficially own more than 50% of our common stock, he will be able to elect our entire board of directors, control all matters that require a stockholder vote such as mergers, acquisitions and other business combinations, and exercise a significant amount of influence over our management and operations. This concentration of ownership could have the effect of preventing us from undergoing a change of control in the future and might affect the market price of our common stock.

         OSRS currently relies exclusively on AboveNet, its data hosting center provider, for network services. If this agreement were to be terminated, OSRS would need to rapidly secure an alternative provider of these services. Accordingly, OSRS could incur transition costs and OSRS's monthly costs of operations could increase. In addition, such a transition could have a detrimental effect on OSRS's customer service levels.

ITEM 2.       DESCRIPTION OF PROPERTY

         WealthHound.com currently sub leases approximately 3,512 square feet from Atlas Capital Services, LLC, now known as The Atlas Group of Companies, LLC, a Delaware limited liability company owned by Michael D. Farkas, WeathHound.com's principal stockholder, located at 225 Broadway, Suite 910, New York, New York 10007. The lease terms are at cost of Atlas Capital Services, LLC, the direct lessee on the premises. As of April 15, 2001, WealthHound.com's current monthly rent payment is $8,780. Our sub-lease expires on February 1, 2006. The property is suitable for our business activities.

ITEM 3.       LEGAL PROCEEDINGS


         The Securities and Exchange Commission's Office of Investor Education and Assistance received a complaint made by Lois Baldwin relating to an alleged delay in the transfer of her account from Ameritrade to WealthHound.com in April 2000 that resulted in an alleged loss of approximately $62,000. Since WealthHound.com is not a broker-dealer, and all accounts belong to and are operated by RichMark Capital Corporation and their representatives, the complaint was responded to by RichMark on September 20, 2000. RichMark has denied the claim. We believe that Ms. Baldwin's complaint is without merit. We have not been advised of any further proceedings related to Ms. Baldwin's complaint. Notwithstanding our denial and intent to defend this complaint, there is no guarantee that we will be successful in defending against her claims.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 20, 2000, WealthHound.com stockholders acted by majority written consent for the purpose of approving the Merger Agreement, dated September 20, 2000, between WealthHound.com, Inc., a Florida corporation, and WealthHound.com, Inc., a Delaware corporation. A total of 53,749,503 shares or 70.5% of the WealthHound.com common stock outstanding voted in favor of the merger agreement.

         On November 8, 2000, WealthHound.com stockholders acted by majority written consent for the purpose of amending the WealthHound.com certificate of incorporation to authorize preferred stock in one or more series, with such designations as adopted by the board of directors of WealthHound.com. A total of 53,749,503 shares or 70.5% of WealthHound.com common stock outstanding voted in favor of the amendment to the certificate of incorporation.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

         From October 9, 1996 to July 23, 1999, Bridgeport Communications, Inc. (WealthHound.com's former name), was listed for trading on the NASDAQ Bulletin Board under the symbol "TRLK" and subsequently under the symbol "BPOT". Since July 23, 1999, our common stock has been quoted in the National Quotation Bureau "Pink Sheets", under the symbol "WLTH". As of April 11, 2001, we had 76,275,833 shares of common stock outstanding held by 180 stockholders of record.

         The following table sets forth the range of high and low bid prices of our common stock for fiscal year 1998 on the Bulletin Board and the first and second fiscal quarter of 1999. The Bulletin Board quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

       Year        Quarter             High           Low
---------------------------------------------------------------------
       1999           2                2.13           0.03
                      1                0.03           0.03
---------------------------------------------------------------------
       1998           4                0.13           0.04
                      3                0.25           0.13
                      2                1.75           0.25
                      1                1.88           0.25
---------------------------------------------------------------------

                     RECENT SALES OF UNREGISTERED SECURITIES

         On December 9, 1997, we issued 833,334 shares of common stock to an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         On March 10, 1998, we issued 220,000 shares of common stock to an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         On March 10, 1998, we issued 20,000 shares of common stock to an accredited investor. Our shares were issued in reliance on the exemptions from registration provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended and Section 4(2) of the Securities Act.

         On March 10, 1998, we issued 25,000 shares of common stock to an individual in connection with services rendered. Our shares were issued in reliance on the exemption from registration provided in Section 4(2) of the Securities Act.

         On March 10, 1998 we issued 153,200 shares of common stock to an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         On March 10, 1998, we issued 40,000 shares of common stock to an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         On March 10, 1998, we issued 40,000 shares of common stock to an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         On March 10, 1998 and June 23, 1999, we issued 176,687 and 333,333 shares of common stock, respectively, to an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         On May 18, 1998, we issued 10,000 shares of common stock to an accredited investor. Our shares were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

         On June 23, 1999 we issued 1,000,000 shares of common stock to an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         On June 23, 1999, we issued 225,295 shares of common stock to an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         On June 23, 1999, we issued 204,569 shares of common stock to an accredited investor in reliance on the exemption from registration provided Rule 506 of Regulation D and by Section 4(2) of the Securities Act.

         On June 23, 1999 we issued 666,666 shares of common stock to an accredited investor in reliance upon the exemption from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         On June 23, 1999, we issued 500,000 shares of common stock to an accredited investor, in reliance upon the exemption from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         On June 23, 1999, we issued 500,000 shares of common stock to an accredited investor, in reliance upon the exemption from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         On June 23, 1999, we issued 500,000 shares of common stock to an accredited investor, in reliance upon the exemption from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         On July 9, 1999, we issued to certain stockholders of WealthHound, Inc., 60,000,000 shares of our common stock in exchange for 5,000,000 outstanding shares of WealthHound, Inc. Our shares were issued in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act.

         On November 17, 1999, we issued 10,000 shares of our common stock to a consultant in connection with services provided. Our shares were issued in reliance on the exemption from registration provided by Rule 701 of the Securities Act.

         On February 23, 2000, we issued 320,000 shares of our common stock to an accredited investor for a total purchase price of $400,000. Our shares were issued in reliance on the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         On May 15, 2000, we issued a 10% promissory note in the principal amount of $50,000 and a warrant to purchase 100,000 shares of our common stock to an accredited investor in connection with a $50,000 loan. The note is due on November 15, 2000 but was paid on July 6, 2000. The warrant is exercisable for one year, at an exercise price of $.50 per share. The note and warrant were issued in reliance on the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         On May 18, 2000, we issued 8,334, 8,333, and 8,333 shares of common stock to three individuals, each an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         On May 26, 2000, we issued 300,000 shares of our common stock and two warrants to each purchase 100,000 shares of our common stock to an accredited investor for a total purchase price of $100,000. The warrants are exercisable for a period of one and two years, respectively, with exercise prices of $.95 per share, and $2.00 per share, respectively. The common stock and warrants were issued in reliance on the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         On June 7, 2000, we issued 100,000 shares of our common stock and two warrants to each purchase 33,333 shares of our common stock, to an accredited investor, for a total purchase price of $33,333.33. The warrants are exercisable for a period of one and two years, respectively, with exercise prices of $.95 per share, and $2.00 per share, respectively. The common stock and warrants were issued in reliance on the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         On June 8, 2000, we issued a warrant to purchase 4,000,000 shares of our common stock to an accredited investor, in connection with consulting services provided. The warrant is exercisable for a period of five years at an exercise price of $1.00 per share. The warrant was issued in reliance on the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         On June 14, 2000, we issued a 10% promissory note in the principal amount of $40,000 and a warrant to purchase 80,000 shares of our common stock to an accredited investor, in connection with a $40,000 loan. The note is due on December 14, 2000. The warrant is exercisable for a period of one year at an exercise price of $.50 per share. The note and the warrant were issued in reliance on the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         On June 27, 2000, we issued 10,000 shares of our common stock to an limited liability company for services provided. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

         On June 27, 2000, we issued 1,000 shares of our common stock to a corporation for services provided. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

         On June 27, 2000 we issued 5,000 shares of our common stock to an individual for services provided. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

         On July 3, 2000, we entered into subscription agreements with several accredited investors pursuant to which we sold 8% convertible notes in the aggregate amount of $1,250,000 and warrants to purchase an aggregate of 6,250,000 shares of our common stock. The notes have a term of two years and are convertible into common stock according to a formula set forth in the subscription agreements. The warrants are exercisable for four years. Warrants to purchase 2,500,000 of our common stock are exercisable at $.65 per share and warrants to purchase 3,750,000 shares of our common stock are exercisable at $.75 per share. Under the terms of the subscription agreements, we have the option, subject to certain conditions, to require the investors to purchase additional convertible notes totaling $2,250,000. The notes and warrants were issued in reliance on the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         On July 3, 2000, we entered into a private equity line of credit agreement with an accredited investor pursuant to which we issued warrants to an accredited investor, to purchase 6,000,000 shares of our common stock to a finder as a finder's fee. The warrants are exercisable for four years. Warrants to purchase 4,000,000 shares of our common stock are exercisable at $1.00 per share and warrants to purchase 2,000,000 shares of our common stock are exercisable at $1.25 per share. Pursuant to the agreement, for two years after the effective date of this registration statement and subject to certain conditions, we can require the investor to purchase our common stock, at a purchase price set forth in the credit line agreement, for an aggregate purchase price of $12,200,000.

         On October 17, 2000, and October 18, 2000, we issued 100,000 and 180,000 shares, respectively to an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         On November 2, 2000, pursuant to the terms of the subscription agreement, we requested that the accredited investors purchase additional convertible notes from us for $250,000. In addition, we lowered the exercise price on previously issued warrants to purchase 1,250,000 shares of our common stock to $0.50 per share. Finally, pursuant to the terms of the private equity line of credit agreement, we issued warrants to an accredited investor, to purchase 2,500,000 shares of our common stock at an exercise price of $0.29 per share and a term of four years to a finder as a finder's fee.

         On or about March 8, 2001, we issued 100,000 shares of our common stock to the sole stockholder of WAP, Inc. in connection with the closing of the merger agreement by and among WealthHound.com, WealthHound Securities and WAP, Inc., in reliance on the exemption from registration provided under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis or plan of operation provides information which management believes is relevant to an assessment and understanding of WealthHound.com's results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto appearing in this report. The Management Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. WealthHound.com's actual results may differ significantly from the results discussed in forward-looking statements. WealthHound.com remains a development-stage company, with its expenditures far exceeding its revenues.

OVERVIEW

         WealthHound.com is a development stage company that provides web site development services through a wholly owned subsidiary eNvitro.com, Inc., and web site and e-mail hosting services through a wholly owned subsidiary OSRS Communications, Inc. To date, all of the customers of these two operating subsidiaries have been entities controlled by or affiliated with our chairman and CEO.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or loses be reported either in the income statement or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Board deferred the effective date of SFAS 133 until the first quarter for fiscal years beginning after June 15, 2000.

         In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and inter company derivatives. We will adopt SFAS 133 in the quarter ended March 31, 2001. We do not currently hold derivative instruments or engage in hedging activities. We do not expect that the requirements of SFAS 133 and SFAS 138 will have a material effect on our financial statements and related disclosures.

RESULTS OF OPERATIONS

PERIOD FROM JANUARY 1, 2000 THROUGH DECEMBER 31, 2000

         WealthHound.com's cumulative net losses since inception are attributable to the fact that we have not derived any significant revenue from operations to offset our business development expenses. We are in the development stage and have generated only limited revenues of $208,000 from related parties for web site design and hosting services. In addition, the report of our independent auditors on our financial statements as of December 31, 2000 contains an explanatory paragraph regarding an uncertainty with respect to our ability to continue as a going concern.

         Operating Expenses. Operating expenses during the year ended December 31, 2000 have amounted to $8,240,274. General and administrative expenses have amounted to $5,829,852, primarily consisting of commercial lease payments, legal, accounting and officer's and employees' salaries. Web site development costs incurred of $222,538 primarily consists of software and consulting services. Sales and marketing expenses have amounted to $219,502. Depreciation expense is $40,641 and stock based compensation expense amounts to $1,927,741.

         Interest Expense. Interest expense for the year ended December 31, 2000 consists of $719,602.

         Sale of Broker Dealer. On August 29, 2000, we agreed to acquire WAP, Inc., a registered broker-dealer and member of SIPC. WAP, Inc., which is registered to provide broker-dealer services in 41 states (plus Washington, D.C. and Puerto Rico), has never engaged in any business activity and has no assets or liabilities other than the assets required to maintain certain net capital requirements. We obtained regulatory approval for the acquisition of WAP, Inc. on February 22, 2001, and the acquisition was completed on March 13, 2001.

         Because of the limited financial resources available to us and the negative conditions now existing in the online brokerage industry, our board of directors has determined that attempting to build an online brokerage company from inception without an existing customer base and to continue to provide access to free research and news would not be in the best interest of our stockholders. After exploring several options, the board of directors decided that the best solution was to sell the broker-dealer to Atlas, a company owned by our chairman and CEO, Michael D. Farkas. On March 30, 2001, WealthHound.com entered into a stock purchase agreement with the Atlas Group of Companies for the sale of the broker-dealer. The purchase price for the sale was $109,000, which was paid in cash, in cancellation of short term debt WealthHound.com owed to Atlas, and in assumption of liabilities of WealthHound.com. Although the sale of the broker-dealer is subject to NASD approval, the entire purchase price has been paid, and is subject to refund in the event the sale is not approved. In addition, Atlas has assumed the obligation to capitalize WAP, Inc. and to cover all of its expenses pending the approval of the sale by the NASD. If the transaction is not approved by the NASD, then WealthHound.com will be obligated to reimburse Atlas for any and all funds deposited by Atlas directly into WAP, Inc. from March 30, 2001 until notification of the NASD decision not to approve the transaction. The board believes that the purchase price is significantly greater than the current market value of a non-operational broker dealer which was estimated by a non-affiliated broker-dealer of broker-dealers to be approximately $60,000. Also, in connection with the sale of the broker dealer, our agreement with Inlumen for research, news and quotes has been terminated. Should WealthHound.com have the opportunity to acquire an operational broker-dealer with an existing customer base on favorable terms, we will evaluate our options at that time.

         Cancellation of the agreement with RichMark Capital Corporation. From February 1, 2000 to December 29, 2000, WealthHound, Inc. had an agreement with RichMark Capital Corporation, a registered broker-dealer, member of the NASD and SIPC, which enabled our web site users to open RichMark brokerage accounts and to engage in stock trading through RichMark from the WealthHound, Inc. web site. All brokerage related activities, including handling of customer accounts and monies, and customer service were handled exclusively by registered representatives of RichMark. Also according to the agreement, WealthHound, Inc. did not receive any compensation from RichMark and agreed to pay RichMark $5,000 per month for its services. On December 29, 2000, WealthHound, Inc.'s services agreement with RichMark was terminated. The services agreement was canceled because we believed that the cost associated with the services substantially outweighed the benefits to our stockholders. As of that date, no investor with a RichMark brokerage account could access RichMark's trading platform through WealthHound, Inc. web site to make any trades nor could any investor open a RichMark brokerage account through the web site.

         Cancellation of the agreement with Inlumen, Inc. In March 2001, WealthHound.com's agreement with Inlumen, Inc. to acquire stock quotes and other services was terminated.

LIQUIDITY AND CAPITAL RESOURCES

         We had total current assets of $239,208 as of December 31, 2000. We plan to use most of our assets and resources to build our eNvitro and OSRS businesses. We intend to use approximately $260,000 for officer salaries in the next 12 months.

         For the year ended December 31, 2000, WealthHound.com funded its operations through the use of cash obtained principally from third party financing, receiving gross proceeds of approximately $2,663,883.

         Sale of Shares. For the year ended December 31, 2000, WealthHound.com has sold an aggregate of 900,000 shares of its common stock for approximately $758,332. In connection with the sale of the shares, WealthHound.com issued warrants to purchase 266,666 shares of its common stock at the exercise price of $.95 to $2.00 per share. The warrants are exercisable for one or two year terms.

         Promissory Notes. For the year ended December 31, 2000, WealthHound.com issued promissory notes totaling $630,500, for loans provided in that amount, of which $267,500 were issued to Michael D. Farkas our chairman and CEO or entities related to him. In connection with the promissory notes, we issued warrants to purchase an aggregate of 80,000 shares of common stock of WealthHound.com.

         THE JULY 2000 AND NOVEMBER 2000 PRIVATE PLACEMENT TRANSACTIONS.

         Convertible Notes. On July 3, 2000, WealthHound.com raised $934,987, net of expenses, in connection with a private financing. Under the terms of each of the subscription agreements between us and each of the investors referred to therein, which include, Celeste Trust Reg., Esquire Trade & Finance, Inc., The Keshet Fund L.P., Keshet L.P., Nesher Ltd., Amro International, SA, and Talbiya
B. Investments Ltd., we sold $1,250,000 in 8% convertible notes and issued warrants to purchase up to an aggregate of 3,750,000 shares of our common stock. The notes have a maturity date of two years from issuance and are convertible into our common stock at a per share price determined at the time of conversion, equal to the lower of:

         o        $0.5867, or

         o 75% of the average of the three lowest closing bid prices for our common stock conversion formula for the thirty trading days preceding the conversion date.

         We are in default of convertible notes issued in the July 2000 and November 2000 private placement transactions referred to above. As a result, the principal and interest of these notes may be declared due and payable as a result of the fact that our registration statement was not declared effective by February 27, 2001 and April 30, 2001. In addition, we owe penalty interest accruing at a rate of $25,000 per month since December 1, 2000 and $122,000 in damages to the holders of the notes and $25,000 in damages to the finders of the notes. Finally, we will be unable to obtain certain additional financing that may otherwise have been available to us under the agreements relating to the convertible notes. We are currently negotiating with our investors to waive the default on the convertible notes and extend the time period to the fourth quarter of 2001 for an effective registration statement as it relates to the fact that the registration statement was not declared effective by February 27, 2001 or April 30, 2001, and to withdraw the present registration statement.

         PUT NOTES. Under the terms of the subscription agreements executed in July 2000, we have the option, subject to certain conditions, of requiring the investors to purchase additional convertible notes totaling $2,250,000 in a series of up to three tranches of $750,000 per tranche on the same terms as the notes issued to the investors at the July closing, except that the maturity date of the notes is two years from the date that the notes are issuable. The conditions for these additional investments include various minimum price and trading volume requirements as follows:

         o first tranche: the closing bid price of our common stock for 15 days prior to the date we require the investor the purchase our notes is not less than $.75, and the daily trading volume during the same period is not less than 100,000 shares of our common stock;

         o second tranche: the closing bid price of our common stock for 15 days prior to the date we require the investor the purchase our notes is not less than $.75, and the daily trading volume during the same period is not less than 200,000 shares of our common stock;

         o third tranche: the closing bid price of our common stock for 20 days prior to the date we require the investor the purchase our notes is not less than $.75, and the daily trading volume during the same period is not less than 300,000 shares of our common stock;

         o we need to be a reporting company under the Securities Exchange Act of 1934, as amended; and

         o our shares must be registered on the OTC Bulletin Board or other principal market.

         In addition, for the second and third tranches, a registration statement registering 200% of the number of shares of our common stock issuable upon conversion of the notes issued and issuable and the number of shares of our common stock issuable upon exercise of the subscription agreement warrants must be declared effective. The investors have agreed to substitute the 200% registration requirement for a 100% registration requirement. However, at present and for the foreseeable future we do not and will not have the ability, due to the above conditions not being met, to require the investors to purchase additional convertible notes.

         We cannot require any investor to make an additional investment if it would result in that investor owning more than 9.9% of our common stock. In addition, for 180 days after the effectiveness of the registration statement, we are restricted from issuing any equity, convertible debt or other securities at a per share purchase price less than the market price of our common stock, except for the following issuances:

         o equity or debt issued in connection with us acquiring a business or assets; or

         o stock issued in connection with us establishing a joint venture, a partnership or creating a licensing arrangement.

         Each investor was granted a right of first refusal to purchase the same number of shares, on the same terms, as any other issuance by us except in certain circumstances as set forth in the subscription agreements until 180 days after a registration statement is declared effective.

         Subscription agreement warrants. In connection with the financing, WealthHound.com issued warrants to purchase 1,500,000 shares of its common stock exercisable at $0.65 per share and warrants to purchase 2,250,000 shares of its common stock exercisable at $0.75 per share. The warrants have a term of four years. If we require the warrant holders to purchase the additional notes, as described above, and they do not comply, then the number of shares issuable upon exercise of the warrants will be reduced according to a formula set forth in each warrant agreement.

         We have the right, subject to certain conditions, to request the warrant holders to exercise half of each of the warrants issued during July 2000. The conditions include:

         o the closing bid price of our common stock for 30 days prior to the call notice is 200% of the purchase price of the warrant, and the average trading volume of our common stock during the 30 days is not less than 100,000 shares of our common stock; and

         o a registration statement relating to the shares issuable upon exercise of the warrants must be effective.

         If the warrant holders do not exercise the number of warrants, as we request, we are entitled to cancel those warrants. However, we cannot require any warrant holder to exercise its warrant if it would result in that investor owning more than 9.9% of our common stock.

         All of the warrants have adjustment provisions for standard dilution events including stock splits, stock dividends and similar transactions.

         PRIVATE EQUITY LINE OF CREDIT. We entered into a private equity line of credit agreement with Jadesburg Limited on July 3, 2000. Under the terms of the equity line of credit agreement, assuming satisfaction of certain conditions, we could cause Jadesburg to purchase an aggregate of $12,200,000 of our common stock at 88% of market prices over a 14-day forward looking period. We can issue a maximum of 24 notices to the investor requiring it to purchase our shares. At any one time we can require the investor to purchase not less than $200,000 of our common stock, subject to certain conditions, nor more than a maximum amount depending on the price and the trading volume of our common stock. In connection with the execution of the private equity line of credit agreement, we agreed to file an initial registration statement covering the resale of:

         o the shares of our common stock issuable pursuant to the credit line agreement; and

         o the shares of our common stock issuable upon exercise of warrants issued as finder's fees.

         The investor has agreed to waive its rights to require us to register the resale of the shares issuable under the credit agreement. However, we can not require the investor to purchase shares unless the resale of the shares are registered in an effective registration statement. As a result, we have no present ability and no ability in the foreseeable future to cause Jadesburg to purchase any shares of our common stock in connection with the private equity line of credit.

LOCK-UP AGREEMENTS. In connection with our July 2000 financing, Michael D. Farkas, Rebecca J. Farkas, Eric Seiden, Matthew Sher and Scott Mager signed lock-up agreements which prevent them, subject to certain exceptions, from transferring or otherwise selling their shares owned as of July 3, 2000 until the earliest of:

         o an investor's purchase of an aggregate of $12,200,000 of our common stock under the equity line agreement;

         o the investor's failure to comply with the equity line agreement to purchase our common stock; or

         o        two years from the effective date of a registration statement.

         Additionally, from the expiration of the above described lock-up period, these investors are restricted from transferring or selling more than 1,000 shares in any trading day and more than 15,000 shares in any month (3,000 shares in any trading day and 40,000 shares in a month if our common stock is listed on the Nasdaq SmallCap Market, or another principal trading market), until the earliest of:

         o the warrants issued pursuant to the equity line are fully exercised, to the extent they are exercisable; and

         o        the expiration of the warrants.

         Partial Exercise of Put Note. Despite the fact that we failed to have our registration declared effective, we raised $220,000, net of expenses, from Esquire Trade & Finance Inc. and Amro International S.A. in connection with a private financing consummated on November 2, 2000. On November 2, 2000, pursuant to the terms of a subscription agreement, we requested that the investors purchase additional convertible notes from us for $250,000. We did not meet certain conditions required for us to obtain the financing. However, the investors agreed to waive the financing conditions which included:

         o our being a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended;

         o our shares being listed on the OTC bulletin board or other principal market; and

         o our stock achieving certain minimum closing prices and daily trading volumes.

         In exchange for this waiver we agreed that the $250,000 of convertible notes would become due and payable if these financing conditions were not satisfied by April 30, 2001 and we lowered the exercise price on warrants to purchase 1,250,000 shares of our common stock, previously issued to the finder, to $0.50 per share. We are in default of our $250,000 convertible notes and the notes' principal and interest is immediately due and payable as a result of the fact that our registration statement was not declared effective by April 30, 2001. We are currently negotiating with our investors to waive the default on the convertible notes and extend the time period to the fourth quarter of 2001 for an effective registration statement as it relates to the fact that the registration statement was not declared effective by April 30, 2001, and to withdraw the present registration statement.

         Finder's fee. On July 3, 2000, we paid the following finder's fees to Libra Finance Inc., Amro International and Alon Enterprises:

         o warrants to purchase 4,000,000 shares of common stock at $1.00 per share (subsequently reduced to $0.50 per share) for a term of four years;

         o warrants to purchase 2,000,000 shares of common stock at $1.25 per share (subsequently reduced to $0.50 per share) for a term of four years;

         o warrants to purchase 1,500,000 shares of common stock at $0.75 per share (subsequently reduced to $0.50 per share) for a term of four years;

         o warrants to purchase 1,000,000 shares of common stock at $0.65 per share (subsequently reduced to $0.50 per share) for a term of four years; and

         o $150,000, which is 12% of the aggregate amount of the notes purchased.

         We also agreed to pay a finder's fee to Libra Finance Inc., Amro International, Alon Enterprises equal to 12% of the amount of investment we actually receive pursuant to the subscription agreement and private equity line of credit agreement.

         On November 2, 2000, we paid a finder a finder's fee to Libra Finance Inc. and Amro International, of warrants to purchase 2,500,000 shares of common stock at $0.29 per share for a term of four years.

NEED FOR ADDITIONAL FUNDING.

         During the fourth quarter of 2000 and first quarter of 2001, our operations have been funded substantially by entities controlled by or affiliated with Michael D. Farkas, our chairman and CEO. These entities have provided us with loans in the aggregate amount of $115,500, revenues through certain business transactions, and the assumption of certain liabilities. In addition, another unrelated entity provided certain funds to us in connection with an assignment of lease. Our existing cash resources will be sufficient to permit us to operate only through June 2001. If we do not obtain additional financing after June 2001, assuming no significant additional revenue is generated from the web design and web hosting business, we will not be able to maintain business operations. We currently have no agreement for additional financing with Michael D. Farkas, any of the entities controlled by or affiliated with Mr.

Farkas, or any other person or entity nor do we have the intention of obtaining additional funds on account of the July 2000 and November 2000 private placement transactions described above.

CHANGES IN THE NUMBER OF EMPLOYEES.

         WealthHound.com and our subsidiaries currently have five full time employees. We anticipate hiring additional personnel during the remainder of 2001 if we are successful in growing our web design and web hosting businesses.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required hereby are located on pages F-1 through F-15.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None.
                                    PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth information about our executive officers and directors.

 Name                   Age     Position
 ----                   ---     --------
 Michael D. Farkas      29      chief executive officer and chairman of the
                                board

 Seth S. Fishman        30      president, chief financial officer and director

 Robert A. Schechter    28      general counsel, secretary and director

DIRECTORS

         MICHAEL D. FARKAS has been our chairman of the board and chief executive officer since March 7, 2000. Prior to joining our company, Mr. Farkas founded in March 1999 Atlas Recreational Holdings which owns a controlling interest in Holiday RV Superstores, Inc., a publicly traded company on Nasdaq
(RVEE). Mr. Farkas served as secretary, treasurer and director of Atlas Recreational Holdings until February 2000. Since 1993, Mr. Farkas has concentrated his business activities on mergers and acquisitions, financial consulting and fund raising primarily in the telecommunications, information technology and other hi-tech ventures through Atlas Equity Group, Inc. and Warrior Equity Partners, Inc. Mr. Farkas has been a director and president of Atlas Equity Group since May 1993 and director and president of Warrior Equity Partners, Inc. since January 1994. Mr. Farkas is also a director of i-incubator.com, Inc. since March 2000, director of Global Realty Management Group since February 1997; and director and president of i-RealtyAuction.com, Inc., a subsidiary of i-incubator.com, Inc.

         SETH S. FISHMAN, a certified public accountant, has been our president and chief financial officer since September 5, 2000. Mr. Fishman was appointed to our board of directors on August 2, 2000 and served as our vice-president of finance from May 16, 2000 to September 5, 2000. From 1992 to May 2000, Mr. Fishman held various finance and accounting related positions, including CFO, financial controller and accounting manager, at Thieme Medical Publishers, Inc., an international medical and scientific publisher. Mr. Fishman graduated with a BS in Accounting from Touro College in 1991 and received his MBA, with a focus on taxation, from Baruch College Business School in 1997.

         ROBERT A. SCHECHTER has been our general counsel and secretary since August 2, 2000. Mr. Schechter was appointed to the board of directors of WealthHound.com on August 2, 2000. From January 1998 to June 23, 2000, Mr. Schechter was an attorney at Yerushalmi & Associates, LLP, a New York law firm, where he represented multinational Internet and high tech companies. Mr. Schechter received his JD in 1997 from Hofstra University School of Law.

BOARD OF DIRECTORS

         The board of directors of WealthHound.com consists of three directors. On March 7, 2000, Rebecca J. Farkas, at the time our sole director and CEO, appointed Michael D. Farkas, who later became her husband, Scott B. Mager and Matthew C. Sher to our board of directors. On March 8, 2000, Mrs. Farkas resigned from our board of directors and was replaced by her husband, Michael D. Farkas as CEO and chairman of the board of directors. Messrs. Farkas, Mager and Sher appointed Alex Comandini to our board of directors. On July 18, 2000, Mr. Mager resigned from our board of directors to pursue another business opportunity. On August 2, 2000, Mr. Sher resigned from our board of directors to pursue another business opportunity. On August 2, 2000, Messrs. Farkas and Comandini appointed Seth Fishman and Robert Schechter to the board of directors. On August 24, 2000, Mr. Comandini resigned from our board of directors to pursue another business opportunity.

ELECTION OF OFFICERS AND DIRECTORS

         WealthHound.com's executive officers are elected by the board of directors on an annual basis and serve until their successors are duly elected and qualified. All of the current Directors were appointed as directors of WealthHound.com pursuant to the board of directors' power to fill vacancies.

BOARD COMMITTEES

         The board of directors has established no committees.

FAMILY RELATIONSHIPS

         There are no other family relationships among any of the directors or executive officers of WealthHound.com other than Rebecca Farkas, our former chairman and CEO, and Michael Farkas, our current chairman and CEO, who are now husband and wife.

ITEM 10.      EXECUTIVE COMPENSATION

         Rebecca Farkas was our chief executive officer and our sole director and officer during the 1999 fiscal year. Mrs. Farkas received no compensation for services performed during the 1999 fiscal year.

         The following table sets forth information concerning annual and long-term compensation, on an annualized basis for the 2000 fiscal year, for our chief executive officer and for each of our other executive officers (the named executive officers) whose compensation on an annualized basis is anticipated to exceed $100,000 during fiscal 2000. None of the named executive officers received any compensation during 1998 or 1999.

                                                    Summary Compensation Table
-----------------------------------------------------------------------------------------------------------------------------------
                                           Annual Compensation                               Long-term Compensation
                                                                                                    Securities
                                                                                                    Underlying
                                                                                                     Options
                             Fiscal                           Other Annual    Restricted Stock                        All Other
Name and Principal Position  Year       Salary     Bonus      Compensation       Awards (1)      (No. of Shares)    Compensation
---------------------------  ----       ------     -----      ------------       ----------      ---------------    ------------
Rebecca J. Farkas (2)        2000      $       0     $  0    $      0         $      0                      0      $         0(3)
chief executive officer

Michael D. Farkas            2000        150,000(4)     0           0                0                      0           38,028(5)
chief executive officer

Seth S. Fishman              2000        111,000(6)     0           0                0              3,250,000                0(3)
president and chief
financial officer

Robert A. Schechter          2000        110,000(7)     0           0                0              1,036,000                0(3)
general counsel and
secretary

-------------------
(1) The named executive officers did not receive any long term incentive plan payouts in 2000.
(2)      Mrs. Farkas resigned as chief executive officer as of March 8, 2000.
(3) The aggregate amount of personal benefits not included in the summary compensation table does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus paid to the named executive officers.
(4) Mr. Farkas commenced the right to receive his salary in July of 2000 and thus was only entitled to receive $75,000 during the 2000 fiscal year. As of August 16, 2000, Mr. Farkas has elected to defer his salary until further notice.
(5) Mr. Farkas commenced the right to receive these perquisites in July and August of 2000 and thus was only entitled to receive $18,889 worth of perquisites. These perquisites include an automobile lease for $1,844 per month, automobile insurance for $775 per month, garage space for $425 per month, cellular telephone for $125 per month and use of a gasoline credit card and E-Z Pass.
(6) Mr. Fishman commenced the right to receive his salary in May of 2000 and thus only received $65,708 during the 2000 fiscal year.
(7) Mr. Schechter commenced the right to receive his salary in June of 2000 and thus only received $53,750 during the 2000 fiscal year.

                                  STOCK OPTIONS

         The following table sets forth information with respect to stock options granted to the named executive officers during fiscal year 2000:

                                        OPTION GRANTS IN FISCAL 2000

                                            (INDIVIDUAL GRANTS)
                                            -------------------


                                 NUMBER OF             % OF TOTAL
                                SECURITIES           OPTIONS GRANTED
                             UNDERLYING OPTIONS      TO EMPLOYEES IN            EXERCISE        EXPIRATION
          NAME                    GRANTED               FISCAL 2000              PRICE             DATE
------------------------     ------------------      ----------------      ----------------   ---------------
Seth S. Fishman               2,750,000(1)              51.8%                    $0.10             (2)
                                500,000(3)               9.4%                    $0.35             (2)

Robert A. Schechter           1,000,000(4)              18.8%                    $0.10             (2)
                                 36,000(5)               1.0%                    $0.35             (2)
-------------
(1)      275,000 options vested immediately on the date of grant and the remainder of the options vest in three equal annual installments of 825,000 options commencing on September 5, 2001.
(2)      The options expire three years from each of their respective vesting dates.
(3)      50,000 options vested immediately on the date of grant and the remainder of the options vest in three equal annual installments of 150,000 options commencing on May 17, 2001.
(4)      100,000 options vested immediately on the date of grant and the remainder of the options vest in three equal annual installment of 300,000 options commencing on September 5, 2001.
(5)      The options vest in three equal annual installments of 12,000 options commencing on July 12, 2001.

         The following table sets forth information as to the number of shares of common stock underlying unexercised stock options and the value of unexercised in-the-money stock options projected at the 2000 fiscal year end:

                            AGGREGATED OPTION EXERCISES IN THE 2000 FISCAL YEAR
                                 AND PROJECTED FISCAL YEAR END OPTION VALUE
                                 ------------------------------------------

                                                                NUMBER OF UNEXERCISED
                                                                SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                                                               OPTIONS AT FISCAL YEAR     IN-THE-MONEY OPTIONS AT
                                SHARES ACQUIRED     VALUE           END EXERCISABLE/            FISCAL YEAR END
NAME                              ON EXERCISE      REALIZED         UNEXERCISABLE        EXERCISABLE/ UNEXERCISABLE
                            -----------------  -------------   ----------------------   ----------------------------
Seth S. Fishman                           0            0         325,000 / 2,925,000        $41,250 / $371,250
Robert A. Schechter                       0            0         100,000 / 936,000          $15,000 / $135,000

                              EMPLOYMENT AGREEMENTS

         Pursuant to an employment agreement, which has since been terminated, Mr. Comandini was granted options to purchase 381,867 shares of our common stock. The option exercise price is $.35 per share. Mr. Comandini and WealthHound.com agreed that the options shall terminate on August 24, 2003, three years from the date Mr. Comandini resigned from WealthHound.com.

         WealthHound.com has also entered into an employment contract with the president and chief financial officer, Seth S. Fishman dated December 27, 2000 and effective September 5, 2000. Mr. Fishman's employment contract is for four year term commencing on September 5, 2000 and ending on the fourth anniversary of such date, unless earlier terminated.

         Mr. Fishman's employment agreement provides that his base salary of $111,000 per year shall be increased by a minimum ten percent on the first anniversary of the employment term and on each anniversary date thereafter during the employment term. In addition, WealthHound.com has agreed to pay for Mr. Fishman's parking garage, gasoline, EZ Pass, Internet and Home phone line costs, to the extent such costs are directly related to the performance of his services to WealthHound.com. During Mr. Fishman's employment, WealthHound.com shall provide Mr. Fishman with a cellular telephone, and pay the cost of service for such cellular telephone, for Mr. Fishman's use in conducting the business of WealthHound.com.

         The employment agreement also permits Mr. Fishman to continue other business interests and ownerships of other companies in which the Employee is a stockholder or owner. WealthHound.com acknowledges and consents to the continuation of these ownerships and relationships, provided they do not interfere with Mr. Fishman's duties to WealthHound.

         The employment agreement further provides that if Mr. Fishman's employment is terminated at any time by WealthHound.com without cause during the first year of the employment term, WealthHound.com shall continue to pay to Mr. Fishman for a period of six months his monthly salary at the time of such termination and all medical and health benefits provided at the time of termination. Upon any termination of Mr. Fishman's employment without cause following the first anniversary date of the employment term, WealthHound.com shall continue to pay to Mr. Fishman for a period of twelve months his monthly salary at the time of such termination and all medical and health benefits provided at the time of termination; provided however, in the event Mr. Fishman is terminated without cause in the final year of this employment contract, WealthHound.com shall continue to pay Mr. Fishman his monthly salary and all medical and health benefits provided at the time of termination up until the end of the contract term. In addition to the foregoing, in the event Mr. Fishman's employment is terminated by WealthHound.com without cause, then all of the options granted to Mr. Fishman shall immediately vest and become exercisable.

DIRECTOR COMPENSATION

         WealthHound.com does not have non-employee directors.

MANAGEMENT CONTRACTS AND CHANGE-IN-CONTROL AGREEMENTS

There are no management contracts or change in control Agreements for any of the executives or employees of the Company.



ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 11, 2001, certain information with respect to the beneficial ownership of the common stock by:

         o each person known by us to beneficially own more than 5% of our outstanding shares;

         o        each of our directors;

         o        each named executive officer; and

         o        all of our executive officers and directors as a group.

         Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of common stock set forth opposite such person's name.

NAME AND ADDRESS OF                                          Amount and Nature of                     Percent Of
BENEFICIAL OWNER (1)                                       Beneficial Ownership (2)             Outstanding Shares (3)
--------------------                                       ------------------------             ----------------------
5% STOCKHOLDERS
---------------
Donald Engel
570 Park Avenue
New York, NY  10021                                                 4,000,000(4)                        5.0%

First Security Investments
1003 Finchley Road
London England NW117HB                                             15,000,000                          19.7%

Libra Finance S.A.
P.O. Box 4603
Zurich, Switzerland
Director: Seymour Braun                                             9,750,000(5)                       11.3%(6)

Celeste Trust Reg.
c/o Trevia-Treuhand-Anstalt
Landstrasse 8
Furstentums 9496
Balzers, Liechtenstein
Authorized Representative: Thomas Hackl                            19,046,610(7)                       20.0%(6)

Esquire Trade and Finance, Inc.
Trident Chambers
P.O. Box 46
Road Town, Tortola
British Virgin Islands
Director: Gisela Kindle                                            19,046,610(8)                       20.0%(6)

Amro International, S.A.
c/o Ultra Finanz
Grossmuenster Platz 26
P.O. Box 4401
Zurich CH 8022
Switzerland
Director: H.U. Bachofen                                            13,114,407(9)                       14.7%(6)

Rebecca J. Farkas                                                  53,829,530(10)                      70.6%


NAME AND ADDRESS OF                                          Amount and Nature of                     Percent Of
BENEFICIAL OWNER (1)                                       Beneficial Ownership (2)             Outstanding Shares (3)
--------------------                                       ------------------------             ----------------------

DIRECTORS AND NAMED
EXECUTIVE OFFICERS
------------------

Michael D. Farkas                                                  53,829,530(11)                      70.6%

Seth S. Fishman                                                       325,000(12)                       *

Robert A. Schechter                                                   100,000(13)                       *

All the Officers and Directors as a Group                          54,254,530(14)                      71.2%
----------------

* Less than 1%

(1) Unless otherwise indicated, the address of each beneficial owner is c/o WealthHound.com, Inc., 225 Broadway, Suite 910, New York, New York 10007.
(2) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.
(3) Shares subject to options are considered outstanding only for the purpose of computing the percentage of outstanding common stock which would be owned by the optionee if the options were so exercised, but (except for the calculation of beneficial ownership by all directors and executive officers as a group) are not considered outstanding for the purpose of computing the percentage of outstanding common stock owned by any other person.
(4) Consists of 4,000,000 shares of common stock issuable upon exercise of a warrant.
(5) Consists of 9,750,000 shares of common stock issuable upon exercise of currently exercisable warrants.
(6) Pursuant to the terms of the subscription agreement and private equity line of credit agreement, the entity may not exercise any warrants that would cause its beneficial ownership to exceed 9.99% of the common stock of WealthHound. See "The July 2000 and November 2000 Private Placement Transaction".
(7) Includes 17,796,610 shares of common stock issuable upon conversion of notes and 1,250,000 shares of common stock issuable upon exercise of warrants.
(8) Includes 17,796,610 shares of common stock issuable upon conversion of notes and 1,250,000 shares of common stock issuable upon exercise of warrants.
(9) Includes 11,864,407 shares of common stock issuable upon conversion of notes and 1,250,000 shares of common stock issuable upon exercise of warrants.
(10) Includes 28,329,530 shares beneficially owned by Mrs. Farkas' husband, Michael D. Farkas.
(11) Includes (i) 25,500,000 shares held by Mr. Farkas' wife, Rebecca J. Farkas, (ii) 15,000,000 shares held by First Security Investments over which Mr. Farkas has a verbal voting control agreement, (iii) 110,469 shares held by The Farkas Group, Inc. of which Mr. Farkas is the sole stockholder, (iv) 122,042 shares held by Atlas Equity Group of which Mr. Farkas is the President, (v) 670,000 shares held by Warrior Equity Partners, Inc. of which Mr. Farkas is the sole stockholder, (vi) 1,500,000 shares held by I-incubator.com, Inc. of which Atlas Equity Group is the majority stockholder, (vii) 240,000 shares held by GSM Communications, Inc. of which Mr. Farkas is the President, and (viii) 80,000 shares of common stock issuable upon exercise of currently exercisable warrants
(12) Consists of 325,000 shares of common stock issuable upon exercise of currently exercisable options.
(13) Consists of 100,000 shares of common stock issuable upon exercise of currently exercisable options.
(14)     Includes options and warrants indicated in notes (11), (12) and (13).

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         On July 9, 1999, we issued an aggregate of 60,000,000 shares of our common stock to the following individuals and entities in exchange for their shares of WealthHound, Inc. common stock:

         o        Rebecca J. Farkas, who subsequently became the wife of Michael
                  D. Farkas, our chairman and chief executive officer, was issued 25,500,000 shares of common stock;

         o Eric T. Seiden, a former officer, was issued 7,500,000 shares of our common stock;

         o Matthew C. Sher, a former officer and director, was issued 7,500,000 shares of our common stock;

         o Scott B. Mager, one of our former directors, was issued 3,000,000 shares of our common stock;;

         o Quentin Road Productions, a company affiliated with Michael Farkas, was issued 1,500,000 shares of our common stock; and

         o First Security Investments, was issued 15,000,000 shares of our common stock;

         On July 21, 1999 and June 14, 2000, we issued to Atlas Equity Group, a five percent beneficial owner of our common stock and an affiliate of Mr. Farkas, promissory notes in the amount of $7,000 and $40,000, respectively. The promissory notes bear interest at a rate of 8 1/4% and 10% per annum, respectively, and were due and payable on January 21, 2000 and July 30, 2000, respectively. These notes were paid in March 2000 and July 2000, respectively. In connection with the $40,000 promissory note, on June 14, 2000 we issued to Atlas Equity Group a warrant to purchase 80,000 shares of our common stock. The warrant is immediately exercisable at an exercise price of $.50 per share and has a term of one year.

         In October 1999, we issued to Master Communication Corp., an affiliated entity of Mr. Farkas, three promissory notes aggregating $37,500. The promissory notes each bear interest at a rate of 8.25% per annum and were due and payable in April 2000. These notes were paid prior to June 30, 2000.

         Between November 1999 and May 2000, we issued to Ostonian Securities Limited, five promissory notes aggregating $133,000. The promissory notes bear interest at rates of between 8% to 10% per annum and were due and payable on dates ranging from January 2000 through May 2000. Atlas Equity Group, Inc. acts as an advisor and consultant to Ostonian Securities Limited.

         During 1999, Atlas Equity Group, Inc. billed us $250,000 in consulting services fees in connection with the merger between Bridgeport Communications, Inc. and WealthHound, Inc. This fee has been accrued and is included in the financial statements.

         Atlas Equity Group, Inc. billed us $4,419 and $9,067 for office rent and administrative services for the periods ended June 30, 2000 and December 31, 1999, respectively.

         From February 4, 2000 through February 28, 2000, we issued to Mr. Farkas, promissory notes aggregating $57,500. The promissory notes each bear interest at a rate of 8 1/4% per annum and were due and payable on dates ranging from February 18, 2000 through March 13, 2000. These notes were paid prior to June 30, 2000.

         On July 3, 2000, we issued to Libra Finance S.A., a five percent beneficial owner of our common stock, warrants to purchase 750,000 shares and 500,000 shares of our common stock, respectively, as finders fees in connection with the purchase of warrants by certain investors pursuant to a subscription agreement. The warrants are immediately exercisable at exercise prices of $.75 per share and $.65 per share, respectively, and have a term of four years.

         On July 3, 2000, we also issued to Libra, warrants to purchase 4,000,000 shares and 2,000,000 shares of our common stock, respectively, as finders fees in connection with the execution of an equity line of credit agreement. The warrants are immediately exercisable at exercise prices of $1.00 per share and $1.25 per share, respectively, and have a term of four years.

         On October 5, 2000, eNvitro.com, an indirect subsidiary of WealthHound.com, issued invoices to i-realtyauction.com, i-autoauction.com and i-teleco.com, all wholly-owned subsidiaries of i-incubator.com, an affiliate of Mr. Farkas, in the amounts of $50,000, $50,000 and $18,538, respectively, for web development services. All these amounts, except for the invoice to i-autoauction.com, have been paid.

         On October 26, 2000, we issued to Ostonian Securities Limited a promissory note in the amount of $30,000. The promissory note bears interest at a rate of 10% per annum and was due and payable on November 20, 2000. This note was paid on November 6, 2000. On November 14, 2000, we issued to Ostonian Securities Limited a promissory note in the amount of $10,000. The promissory note bears interest at a rate of 10% per annum and was due and payable on December 14, 2000. This note was paid on February 9, 2001. On December 27, 2000, we issued to Ostonian Securities Limited a promissory note in the amount of $30,000. The promissory note bears interest at a rate of 10% per annum and is due and payable on January 31, 2001. This note was paid on February 9, 2001.

         On November 2, 2000, we lowered the exercise price on warrants previously issued to Libra to purchase 1,250,000 shares of our common stock to $0.50 per share and we issued warrants to purchase 2,500,000 shares of our common stock at an exercise price of $0.29 per share and a term of four years to Libra as a finder's fee.

         During 2000, Hipstyle.com, Inc., an affiliate of Atlas Equity Group, Inc., paid us $54,293 to build it a web site.

         In January 2001, Atlas Capital Services, paid WealthHound, Inc. a retainer fee of $20,000 to build its web site.

         On February 2, 2001, WealthHound, Inc. signed a sub-lease agreement with Atlas Capital Services, LLC, now known as the Atlas Group of Companies, for the sublease of approximately 3,512 square feet of suite 910, at 225 Broadway, NY, NY, 10007. The sublease agreement is for a term of 5 years and expires on February 1, 2006. In connection with the sublease WealthHound.com deposited a security deposit of 3 months rent or $26,340. Atlas Capital Services is a limited liability company owned by Michael D. Farkas.

         On February 28, 2001, we issued to Atlas Capital Services, LLC a promissory note in the amount of $8,500 bearing interest at a rate of 10% per annum and payable May 1, 2001. On March 12, 2001, we issued to Atlas Capital Services, LLC a promissory note in the amount of $7,000 bearing interest at a rate of 10% per annum and payable May 15, 2001. On March 21, 2001, we issued to Atlas Capital Services, LLC a promissory note in the amount of $10,000 bearing interest at a rate of 10% per annum and payable April 1, 2001. On March 28, 2001, we issued to Atlas Capital Services, LLC a promissory note in the amount of $20,000 bearing interest at a rate of 10% per annum and payable April 6, 2001. The forgiveness of the debt underlying these notes was credited toward the purchase price of WAP, Inc. by The Atlas Group of Companies. These notes therefore have all been canceled.

         On March 30, 2001, we entered into a stock purchase agreement with The Atlas Group of Companies for the sale of WAP, Inc. to Atlas for $109,000, which is to be paid in cash, in cancellation of short term debt and in assumption of liabilities of WealthHound.com. Our chairman and CEO, is the sole stockholder of The Atlas Group of Companies.

         On April 12, 2001, we issued to Atlas Capital Services, LLC a promissory note in the amount of $25,000 bearing interest at a rate of 10% per annum and payable June 1, 2001. On April 12, 2001, we issued to Atlas Equity Group, Inc. a promissory note in the amount of $20,000 bearing interest at a rate of 10% per annum and payable June 1, 2001. On April 25, 2001, we issued to Michael D. Farkas a promissory note in the amount of $10,000 bearing interest at a rate of 10% per annum and payable June 1, 2001. On April 30, 2001, we issued to Michael D. Farkas, a promissory note in the amount of $30,000 bearing interest at a rate of 10% per annum and payable June 1, 2001.


ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS
     --------

      Exhibit                                                  Description
      -------                                                  -----------

      2.1(1)         Stock Purchase and Share Exchange by and among Bridgeport Communications, Inc. and
                     WealthHound, Inc., effective as of July 9, 1999

      2.2(1)         Agreement and Plan of Merger by and between WealthHound.com, Inc., a Florida corporation and WealthHound.com, Inc., a Delaware corporation, dated as of September 20, 2000

      2.3(1)         Certificate of Ownership and Merger of WealthHound.com, Inc. (a Florida corporation) into
                     WealthHound.com, Inc. (a Delaware corporation), effective as of October 20, 2000

      2.4(1)         Articles of Merger of WealthHound.com, Inc., a Florida corporation and WealthHound.com,
                     Inc., a Delaware corporation effective as of October 20, 2000

      2.5(1)         Merger Agreement by and among WealthHound.com, Inc. and WealthHound Securities, Inc., on
                     the one hand, and WAP, Inc. and Wolf A. Popper, on the other hand, dated as of August 29,
                     2000

      2.6(5)         Stock Purchase Agreement by and among The Atlas Group of Companies, LLC, on the one hand, and WAP, Inc. and WealthHound.com, Inc., on the other hand, dated as of March 30, 2001

      3.1(1)         Certificate of Incorporation of WealthHound.com, Inc.

      3.2(1)         Certificate of Amendment of the Certificate of Incorporation of WealthHound.com, Inc.

      3.3(1)         By-laws of WealthHound.com, Inc.

      4.1(1)         Specimen Certificate of the Company's common stock

      5.1(2)         Opinion of Parker Chapin LLP

      10.1(1)        2000 Stock Option Plan, as amended July 18, 2000

      10.2(1)        Form of Stock Option Agreement

      10.3(1)        Form of Subscription Agreement

      10.4(1)        Form of 8% Convertible Note


      Exhibit                                                  Description
      -------                                                  -----------

      10.5(1)        Form of Stock Purchase Warrant

      10.6(1)        Private Equity Line of Credit Agreement by and among certain investors and
                     WealthHound.com, Inc., dated as of July 3, 2000

      10.7(1)        Form of Equity Line Stock Purchase Warrant

      10.8(1)        Registration Rights Agreement among WealthHound.com, Inc. and certain investors, dated as of July 3, 2000

      10.9(1)        Common Stock Purchase Warrant

      10.10(1)       Form of Convertible Note

      10.11(1)       Warrant Modification Agreement

      10.12(1)       Warrant Modification Agreement (Equity Line)

      10.13(1)       Purchaser Agreement

      10.14(1)       Services Agreement between WealthHound.com, Inc. and RichMark Capital Corporation, dated as of September 1, 2000

      10.15(1)       web Site Linking and Data Services Agreement between News Alert, Inc. and WealthHound.com,
                     Inc., dated as of August 1, 1999

      10.16(1)       Lease between Braun Management, Inc. and WealthHound, Inc., dated December 28, 1999, relating to 11 Broadway, New York, New York

      10.17(2)       Sublease between Atlas Capital Services LLC and WealthHound, Inc., dated January 30, 2001

      10.18(2)       Common Stock Purchase Warrant issued by WealthHound.com, Inc. to Atlas Equity Group, Inc., dated June 14, 2000

      10.19(2)       Class A Common Stock Purchase Warrant issued by WealthHound.com, Inc. to Donald Engel, dated June 8, 2000

      10.20(2)(4)    Co-Branding/Marketing Agreement between Mortgageit, Inc. and WealthHound.com, Inc., dated
                     August, 2000

      10.21(2)       Linking Agreement between Quotesmith.com, Inc. and WealthHound.com, Inc., dated October
                     19, 1999

      10.22(2)       Net Exchange Services Agreement between Wealth Hound, Inc. and Net Exchange, Inc., dated as of May 23, 2000

      10.23(2)       Form of Master Agreement for advertising and commission engagements entered into via The
                     LinkShare Network

      10.24(2)       8% Convertible Note issued by WealthHound.com, Inc. to Celeste Trust Reg., dated July 3,
                     2000

      10.25(2)       8% Convertible Note issued by WealthHound.com, Inc. to Esquire Trade & Finance Inc., dated
                     July 3, 2000

      10.26(2)       8% Convertible Note issued by WealthHound.com, Inc. to Amro International, S.A., dated
                     July 3, 2000

      10.27(2)       8% Convertible Note issued by WealthHound.com, Inc. to Keshet L.P., dated July 3, 2000

      10.28(2)       8% Convertible Note issued by WealthHound.com, Inc. to The Keshet Fund L.P., dated

      Exhibit                                                  Description
      -------                                                  -----------
                     July 3, 2000

      10.29(2)       8% Convertible Note issued by WealthHound.com, Inc. to Nesher Ltd., dated July 3, 2000

      10.30(2)       8% Convertible Note issued by WealthHound.com, Inc. to Talbiya B. Investments Ltd., dated
                     July 3, 2000

      10.31(2)       Common Stock Purchase Warrant issued by WealthHound.com, Inc. to Celeste Trust Reg., dated
                     July 3, 2000

      10.32(2)       Common Stock Purchase Warrant issued by WealthHound.com, Inc. to Esquire Trade & Finance
                     Inc., dated July 3, 2000

      10.33(2)       Common Stock Purchase Warrant issued by WealthHound.com, Inc. to Alon Enterprises Ltd., dated July 3, 2000

      10.34(2)       Common Stock Purchase Warrant issued by WealthHound.com, Inc. to Amro International S.A., dated July 3, 2000

      10.35(2)       Common Stock Purchase Warrant issued by WealthHound.com, Inc. to Libra Finance S.A., dated
                     July 3, 2000

      10.36(2)       Common Stock Purchase Warrant issued by WealthHound.com, Inc. to Celeste Trust Reg., dated
                     July 3, 2000

      10.37(2)       Common Stock Purchase Warrant issued by WealthHound.com, Inc. to Esquire Trade & Finance
                     Inc., dated July 3, 2000

      10.38(2)       Common Stock Purchase Warrant issued by WealthHound.com, Inc. to Alon Enterprises Ltd., dated July 3, 2000

      10.39(2)       Common Stock Purchase Warrant issued by WealthHound.com, Inc. to Amro International S.A., dated July 3, 2000

      10.40(2)       Common Stock Purchase Warrant issued by WealthHound.com, Inc. to Libra Finance S.A., dated
                     July 3, 2000

      10.41(2)       Common Stock Purchase Warrant (Equity Line) issued by WealthHound.com, Inc. to Libra
                     Finance S.A., dated July 3, 2000

      10.42(2)       Common Stock Purchase Warrant (Equity Line) issued by WealthHound.com, Inc. to Libra
                     Finance S.A., dated July 3, 2000

      10.43(2)       Employment Agreement between WealthHound, Inc., WealthHound.com, Inc. and Shimon S.
                     Fishman, dated December, 2000

      10.44(2)       Promissory Note issued by WealthHound.com, Inc. to Atlas Equity Group, dated June 14, 2000

      10.45(2)       Promissory Note issued by WealthHound, Inc. to Ostonian Securities Limited, dated May 16,
                     2000

      10.46(2)       Promissory Note issued by WealthHound, Inc. to Ostonian Securities Limited, dated February
                     14, 2000

      10.47(2)       Promissory Note issued by WealthHound, Inc. to Ostonian Securities Limited, dated December
                     7, 1999

      10.48(2)       Promissory Note issued by WealthHound, Inc. to Ostonian Securities Limited, dated November
                     4, 1999

      Exhibit                                                  Description
      -------                                                  -----------

      10.49(2)       Promissory Note issued by WealthHound, Inc. to Ostonian Securities Limited, dated November
                     29, 1999

      10.50(2)       Promissory Note issued by WealthHound, Inc. to Master Communications Corp., dated October
                     15, 1999

      10.51(2)       Promissory Note issued by WealthHound, Inc. to Master Communications Corp., dated October
                     8, 1999

      10.52(2)       Promissory Note issued by WealthHound, Inc. to Master Communications Corp., dated October
                     15, 1999

      10.53(2)       Promissory Note issued by WealthHound, Inc. to Atlas Equity Group, Inc., dated July 21,
                     1999

      10.54(2)       Promissory Note issued by WealthHound, Inc. to Ostonian Securities Limited, dated December
                     27, 2000

      10.55(2)       Promissory Note issued by WealthHound, Inc. to Ostonian Securities Limited, dated October
                     26, 2000

      10.56(2)       Promissory Note issued by WealthHound, Inc. to Ostonian Securities Limited, dated November
                     14, 2000

      10.57(5)       Promissory Note issued by WealthHound, Inc. to The Atlas Group of Companies, f/k/a Atlas
                     Capital Services, LLC, dated February 28, 2001

      10.58(5)       Promissory Note issued by WealthHound, Inc. to The Atlas Group of Companies, f/k/a Atlas
                     Capital Services, LLC, dated March 12, 2001

      10.59(5)       Promissory Note issued by WealthHound, Inc. to The Atlas Group of Companies, f/k/a Atlas
                     Capital Services, LLC, dated March 21, 2001

      10.60(5)       Promissory Note issued by WealthHound, Inc. to The Atlas Group of Companies, f/k/a Atlas
                     Capital Services, LLC, dated March 28, 2001

      10.61(5)       Promissory Note issued by WealthHound, Inc. to Atlas Equity Group, LLC, dated April 12,
                     2001

      10.62(5)       Promissory Note issued by WealthHound, Inc. to The Atlas Group of Companies, f/k/a Atlas
                     Capital Services, LLC, dated April 12, 2001

      10.63(5)       Promissory Note issued by WealthHound, Inc. to Michael D. Farkas, dated April 25, 2001

      10.64(5)       Promissory Note issued by WealthHound, Inc. to Michael D. Farkas, dated April 30, 2001

      21.1(2)        Subsidiaries of the Company

---------------------

(1)      Included as an exhibit to Amendment No. 1 to the Registration Statement on Form 10-SB, File No.
         000-31939, and incorporated herein by reference.

(2)      Included as an exhibit to Amendment No. 1 to the Registration Statement on Form SB-2, File No.
         333-49902, and incorporated herein by reference.


(3)      Included as an exhibit to the Registration Statement on Form SB-2, File No. 333-49902, and
         incorporated herein by reference.

(4)      Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been separately filed with the Commission.

(5)      Filed herewith.


(B)      REPORTS ON FORM 8-K
         -------------------

         The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     WEALTHHOUND.COM, INC.


                                     By:/s/ Michael D. Farkas
                                        ----------------------------------------
                                        Michael D. Farkas
                                        chairman and Chief Executive Officer
Date: May 8, 2001


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael D. Farkas               chairman and Chief Executive                May 8, 2001
---------------------------         Officer
Michael D. Farkas



/s/ Seth S. Fishman                 President, Chief Financial Officer          May 8, 2001
---------------------------         and Director
Seth S. Fishman



/s/ Robert A. Schechter             General Counsel, Secretary                  May 8, 2001
---------------------------         and Director
Robert A. Schechter


    WEALTHHOUND.COM, INC.
    AND SUBSIDIARIES
    (A DEVELOPMENT STAGE ENTERPRISE)

    INDEPENDENT AUDITORS' REPORT

    CONSOLIDATED FINANCIAL STATEMENTS
    YEARS ENDED DECEMBER 31, 2000 AND 1999
    PERIODS FROM APRIL 27, 1999 (DATE OF INCEPTION) TO
    DECEMBER 31, 1999 AND 2000

WEALTHHOUND.COM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

TABLE OF CONTENTS
-------------------------------------------------------------------------------------------------------------------
                                                                                                                 PAGE
INDEPENDENT AUDITORS' REPORT                                                                                      F-1

CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2000
   AND AS OF DECEMBER 31, 1999 AND FOR THE PERIODS APRIL 27, 1999 (DATE OF
   INCEPTION) THROUGH DECEMBER 31, 1999 AND 2000:

   Balance Sheets                                                                                                 F-2

   Statements of Operations                                                                                       F-3

   Statements of Stockholders' Equity (Deficit)                                                                   F-4

   Statements of Cash Flows                                                                                       F-5

   Notes to Consolidated Financial Statements                                                                 F-6 - F-15

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of WealthHound.com, Inc.
New York, New York

         We have audited the accompanying consolidated balance sheets of WealthHound.com, Inc. and subsidiaries (the "Company," a development stage enterprise) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2000 and for the periods April 27, 1999 (date of inception) through December 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000 and for the periods April 27, 1999 (date of inception) through December 31, 1999 and 2000, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP


         April 30, 2001


WEALTHHOUND.COM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
-----------------------------------------------------------------------------------------------------------
ASSETS                                                                           2000           1999

CURRENT ASSETS:
  Cash and cash equivalents                                                       $ 16,395       $ 154,394
  Accounts receivable - related parties                                             70,780              -
  Prepaid expenses                                                                  47,033          25,098
  Deposits and other current assets                                                  5,000           5,000
  Other receivable                                                                 100,000              -
                                                                                ----------      ----------
           Total current assets                                                    239,208         184,492

PROPERTY AND EQUIPMENT - Net                                                       188,916          11,977

SECURITY DEPOSITS                                                                  244,388              -

NOTES RECEIVABLE                                                                    47,536              -

DEFERRED FINANCING FEES                                                            937,080              -
                                                                              ------------    ------------

TOTAL ASSETS                                                                  $ 1,657,128        $ 196,469
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Notes payable                                                                  $ 593,000       $ 378,000
  Accounts payable and accrued expenses                                            658,903          85,365
  Convertible notes - Net of unamortized discount of $1,033,798                    466,202                  -
  Due to Atlas (Note 8)                                                            250,000         250,000
  Due to stockholders                                                               56,350         120,100
  Notes payable - related parties                                                  173,000          44,500
  Capital lease obligations - current portion                                       14,989           1,290
  Deferred revenue                                                                 22,083                   -
                                                                              ------------    ------------

           Total current liabilities                                             2,234,527         879,255

CAPITAL LEASE OBLIGATIONS                                                          20,005           3,361
                                                                              ------------    ------------

           Total liabilities                                                    2,254,532         882,616
                                                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 200,000,000 shares authorized;
    75,774,025 and 74,873,025 issued and outstanding,
     at December 31, 2000 and December 31, 1999, respectively                       75,774          74,873
  Common stock warrants                                                          5,521,938           8,168
  Deferred stock-based compensation                                               (285,194)        (11,250)
  Additional paid-in capital                                                     3,816,066         245,902
  Deficit accumulated during the development stage                              (9,725,988)     (1,003,840)
                                                                              ------------    ------------

           Total stockholders' deficit                                            (597,404)       (686,147)
                                                                              ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $ 1,657,128       $ 196,469
                                                                             =============    ============

See notes to consolidated financial statements.

WEALTHHOUND.COM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------
                                                                    PERIOD FROM                         PERIOD FROM
                                                                  APRIL 27, 1999                       APRIL 27, 1999
                                                                     (DATE OF                              (DATE OF
                                                                   INCEPTION) TO        YEAR ENDED     INCEPTION) TO
                                                                   DECEMBER 31,        DECEMBER 31,     DECEMBER 31,
                                                                       2000                2000             1999
NET REVENUE - Related Parties                                        $ 208,000           $ 208,000          $       --
                                                                  ------------        ------------        ------------
OPERATING EXPENSES:
  Sales and marketing                                                  249,342             219,502              29,840
  Research and development                                             409,473             222,538             186,935
  General and administrative                                         6,611,289           5,829,852             781,437
  Depreciation                                                          41,878              40,641               1,237
  Stock-based compensation expense
    $1,309 and $-0- related to sales and marketing,
    $248,613 and $-0- related to research and
    development, and $1,677,819 and $-0-
    related to general and administrative for the
    periods ended December 31, 2000 and 1999, respectively           1,927,741           1,927,741                --
                                                                  ------------        ------------        ------------

Total operating expenses                                             9,239,723           8,240,274             999,449
                                                                  ------------        ------------        ------------

LOSS FROM OPERATIONS                                                (9,031,723)         (8,032,274)           (999,449)

OTHER INCOME                                                            29,728              29,728                --

INTEREST EXPENSE                                                      (723,993)           (719,602)             (4,391)
                                                                  ------------        ------------        ------------

NET LOSS                                                          $ (9,725,988)       $ (8,722,148)       $ (1,003,840)
                                                                  ============        ============        ============

NET LOSS PER COMMON SHARES  - Basic and diluted                   $      (0.15)       $      (0.12)       $      (0.02)
                                                                  ============        ============        ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                                66,965,214          75,536,036          54,367,138
                                                                  ============        ============        ============

See notes to consolidated financial statements.

WEALTHHOUND.COM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  COMMON          DEFERRED
                                                                     NUMBER OF      COMMON        STOCK          STOCK-BASED
                                                                      SHARES         STOCK       WARRANTS        COMPENSATION
BALANCE, APRIL 27, 1999
  (DATE OF INCEPTION)                                                    --      $      --      $      --     $      --
  Issuance of common stock to founders of
    WealthHound, Inc.                                               5,000,000          5,000           --            --
  Exchange of WealthHound, Inc.
    Common stock with Bridgeport
    Communications, Inc.                                           (5,000,000)        (5,000)          --            --
  Acquisition of WealthHound, Inc. by Bridgeport
    Communications, Inc., through exchange of
    5,000,000 shares of WealthHound stock par value
    $.001 for 60,000,000 shares of Bridgeport stock,
    par value $.001                                                60,000,000         60,000           --            --
  Consolidation of Bridgeport
    Communications, Inc. in WealthHound, Inc.                      14,698,025         14,698           --            --
  Issuance of stock for services                                      175,000            175           --            --
  Issuance of warrants for services                                      --             --            8,168          --
  Deferred stock-based compensation                                      --             --             --         (11,250)
  Net loss                                                               --             --             --            --
                                                                  -----------    -----------    -----------   -----------

BALANCE, DECEMBER 31, 1999                                         74,873,025         74,873          8,168       (11,250)

  Issuance of common stock                                            900,000            900         39,430          --
  Issuance of common stock for services                                 1,000              1           --            --
  Issuance of warrants for services                                      --             --        1,413,559          --
  Issuance of warrants in connection with notes                          --             --           34,926          --
  Deferred stock-based compensation                                      --             --             --      (2,201,685)
  Amortization of deferred stock-based compensation                      --             --             --       1,927,741
  Issuance of warrants in connection with issuance of
   convertible debt and establishment of equity line                     --             --        4,025,855          --
  Beneficial conversion feature on issuance of convertible debt          --             --             --            --
  Net loss                                                               --             --             --            --
                                                                  -----------    -----------    -----------   -----------

BALANCE, DECEMBER 31, 2000                                         75,774,025    $    75,774    $ 5,521,938   $  (285,194)
                                                                  ===========    ===========    ===========   ===========

                                                                                      Deficit
                                                                                    Accumulated
                                                                     Additional     During the       Total
                                                                       Paid-in      Development  Stockholders'
                                                                       Capital         Stage        Deficit
BALANCE, APRIL 27, 1999
  (DATE OF INCEPTION)                                             $      --      $      --      $      --
  Issuance of common stock to founders of
    WealthHound, Inc.                                                 102,375           --          107,375
  Exchange of WealthHound, Inc.
    Common stock with Bridgeport
    Communications, Inc.                                                5,000           --             --
  Acquisition of WealthHound, Inc. by Bridgeport
    Communications, Inc., through exchange of
    5,000,000 shares of WealthHound stock par value
    $.001 for 60,000,000 shares of Bridgeport stock,
    par value $.001                                                   (60,000)          --             --
  Consolidation of Bridgeport
    Communications, Inc. in WealthHound, Inc.                         (14,698)          --             --
  Issuance of stock for services                                      201,975           --          202,150
  Issuance of warrants for services                                      --             --            8,168
  Deferred stock-based compensation                                    11,250           --             --
  Net loss                                                               --       (1,003,840)    (1,003,840)
                                                                  -----------    -----------    -----------

BALANCE, DECEMBER 31, 1999                                            245,902     (1,003,840)      (686,147)

  Issuance of common stock                                            718,003           --          758,333
  Issuance of common stock for services                                   999           --            1,000
  Issuance of warrants for services                                      --             --        1,413,559
  Issuance of warrants in connection with notes                          --             --           34,926
  Deferred stock-based compensation                                 2,201,685           --             --
  Amortization of deferred stock-based compensation                      --             --        1,927,741
  Issuance of warrants in connection with issuance of
   convertible debt and establishment of equity line                     --             --        4,025,855
  Beneficial conversion feature on issuance of convertible debt       649,477           --          649,477
  Net loss                                                               --       (8,722,148)    (8,722,148)
                                                                  -----------    -----------    -----------

BALANCE, DECEMBER 31, 2000                                        $ 3,816,066    $(9,725,988)   $  (597,404)
                                                                  ===========    ===========    ===========

See notes to consolidated financial statements.

WEALTHHOUND.COM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------
                                                            PERIOD FROM                   PERIOD FROM
                                                          APRIL 27, 1999                APRIL 27, 1999
                                                             (DATE OF                      (DATE OF
                                                          INCEPTION) TO    YEAR ENDED    INCEPTION) TO
                                                           DECEMBER 31,    DECEMBER 31,  DECEMBER 31,
                                                              2000            2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(9,725,988)   $(8,722,148)   $(1,003,840)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                41,878         40,641          1,237
    Amortization of deferred stock-based compensation        1,927,741      1,927,741           --
    Expense related to equity issued for services            3,726,524      3,516,206        210,318
    Other stock-based expense                                  987,283        987,283           --
    Changes in assets and liabilities:
      Increase in accounts receivable                          (70,780)       (70,780)          --
      Increase in other receivables                           (100,000)      (100,000)          --
      Increase in prepaid expenses                             (47,033)       (21,935)       (25,098)
      Increase in deposits and other current assets             (5,000)          --           (5,000)
      Increase in security deposits                           (244,388)      (244,388)          --
      Increase in notes receivable                             (47,536)       (47,536)          --
      Increase in accounts payable and accrued expenses        965,253        509,788        455,465
      Increase in deferred revenue                              22,083         22,083           --
                                                           -----------    -----------    -----------

           Net cash used in operating activities            (2,569,963)    (2,203,045)      (366,918)
                                                           -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchases of property and equipment                         (230,794)      (217,580)       (13,214)
                                                           -----------    -----------    -----------

           Net cash used in investing activities              (230,794)      (217,580)       (13,214)
                                                           -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                       865,708        758,333        107,375
  Proceeds from short-term borrowings - net                    766,000        343,500        422,500
  Proceeds from financing agreement                          1,150,450      1,150,450           --
  Increase in capital lease obligations                         34,994         30,343          4,651
                                                           -----------    -----------    -----------

           Net cash provided by financing activities         2,817,152      2,282,626        534,526
                                                           -----------    -----------    -----------
NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS           16,395       (137,999)       154,394

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    --          154,394           --
                                                           -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $    16,395    $    16,395    $   154,394
                                                           ===========    ===========    ===========

SUPPLEMENTAL NONCASH TRANSACTIONS
  Amount paid for interest                                 $     4,630    $     4,630    $      --
                                                           ===========    ===========    ===========

   Fixed assets purchased with capital lease obligations   $    46,296    $    41,589    $     4,707
                                                           ===========    ===========    ===========

See notes to consolidated financial statements.

WEALTHHOUND.COM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999 AND
PERIODS FROM APRIL 27, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999 AND 2000
--------------------------------------------------------------------------------

1.   ORGANIZATION

     WealthHound.com, Inc. (the "Company," a development stage enterprise), is a successor of Bridgeport Communications, Inc. ("Bridgeport"). Bridgeport (a Florida corporation) is a publicly traded company whose operations ceased during 1998. In July 1999, Bridgeport acquired all of the outstanding shares of common stock of WealthHound, Inc. ("WealthHound") by issuing 60 million shares of its common stock ("WH Acquisition"). The management of WealthHound controlled the daily operations of the Company and subsequent to the WH Acquisition retained majority control. As a result, the WH Acquisition was accounted for as a reverse merger (Note 2). In July 1999, the Company changed its name from Bridgeport Communications, Inc. to WealthHound.com, Inc. On October 20, 2000, the Company incorporated in Delaware through a merger with a wholly-owned Delaware company formed for this purpose.

     In July 1999, WealthHound Trading Inc. ("Trading") was organized as a Florida Corporation, and is a wholly-owned subsidiary of WealthHound. In August 1999, OSRS Communications was organized as a Florida Corporation and is a wholly-owned subsidiary of the Company.

     In May 2000, envitro.com, Inc. ("envitro") was organized as a Delaware Corporation and is a wholly-owned subsidiary of WealthHound.

     In July 2000, WealthHound Securities, Inc. ("Securities") was organized as a Delaware Corporation and is a wholly-owned subsidiary of the Company.

     In August 2000, Securities entered into a merger agreement with WAP, Inc., an authorized and registered broker-dealer and a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investment Protection Corp. ("SIPC"). The closing of the merger agreement was subject to various conditions, including WAP, Inc., obtaining NASD approval to expand its business operations, WAP, Inc. entering into an agreement with a clearing firm, and WAP, Inc., obtaining NASD approval of the merger, all of which were satisfied in February 2001 (see Note 12). On the closing of the merger, which took place on March 13, 2001, all of the outstanding shares of capital stock of WAP, Inc. immediately prior to the closing converted into the immediate right of WAP, Inc. to receive 100,000 shares of common stock, $.001 par value of the Company.

     The Company was in the development stage of its business intent on creating a full service, one stop, financial service portal for diversified self-directed investors. Due to current market condition and its current cash position, the Company is no longer focused on building an online financial services company (see Note 2). The Company is now in the development stage of its web site design business, envitro, and its web site hosting company, OSRS.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     REVERSE MERGER METHOD OF ACCOUNTING - Following the WH Acquisition, management of WealthHound became management of the Company. The former stockholders of WealthHound owned approximately 81% of the outstanding shares of common stock of the Company immediately following the WH Acquisition.

     In accordance with generally accepted accounting principles, the WH Acquisition was accounted for as a reverse merger. As a result, WealthHound is considered to be the acquiring entity and Bridgeport the acquired entity for accounting purposes, even though Bridgeport is the acquirer for legal purposes. The historical financial information of WealthHound became the historical financial information of the Company and historical stockholders' equity and earnings per share prior to the merger have been retroactively restated for the equivalent number of shares received in the merger. The financial statements subsequent to the WH Acquisition include:
     (1) the balance sheet with the net assets of WealthHound at historical costs; and (2) the results of operations of WealthHound through the date of the WH Acquisition and the results of operations of the Company after the acquisition date.

     BASIS OF PRESENTATION - The financial statements of the Company have been prepared in conformity with Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises. As a development stage entity with no commercial operating history, the Company is subject to all of the risks and expenses inherent in the establishment of a new business enterprise. To address these risks and expenses, the Company must, among other things, respond to competitive developments; attract, retain and motivate qualified personnel; and support the expense of marketing new services based on innovative technology. The Company has only realized revenue principally from providing web site development services to related parties. As a result of incurring expenses in these developmental activities without generating revenues, the Company has incurred significant losses and negative cash flow from operating activities, and as of December 31, 2000, the Company has accumulated net losses of $9,725,988. The Company expects to incur substantial losses and negative cash flow from operating activities which raises substantial doubt about the Company's ability to continue as a going concern for the foreseeable future.

     The Company has not generated cash from operating activities since inception. The Company had cash of $16,395 at December 31, 2000. The Company has entered into an agreement, which, subject to certain conditions being met, will provide for access to additional funding in 2001 (Note 11). The Company does not expect that it will be able to meet those certain conditions to obtain additional financing in 2001. Should the Company not obtain access to the additional funding described above it may not be able to realize its assets and discharge its liabilities in the normal course of business. Although the Company's Chairman and Chief Executive Officer has no obligation to fund the Company, the Company anticipates to be able to meet its working capital requirements through loans from the Company's Chairman and Chief Executive Officer.

     CASH EQUIVALENTS - For the purposes of the statement of cash flows, the Company considers all short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents.

     REVENUE RECOGNITION - The Company was in the development stage of its product creating a full service, one stop financial services portal for diversified self-directed investors. No revenues have been generated from this business. The Company has moved away from the online financial services industry and has focused its attention on building envitro, its subsidiary that designs and builds websites and records revenue upon completion of such projects. For the year ended December 31, 2000, $206,375 has been recognized as revenue. Additionally, through a wholly-owned subsidiary, the Company provides web-hosting services. For the year ended December 31, 2000, $1,625 has been recognized as revenue.
     Fair Value of Financial Instruments - The Company's financial instruments, including cash equivalents, accounts receivable, accounts payable and notes payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

     EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded on the straight-line method over the estimated useful lives of the related assets. The Company depreciates furniture and equipment over five years. Leasehold improvements are capitalized and amortized on the straight-line basis over the shorter of their useful life or the term of the related lease. Maintenance and repairs are expensed as incurred. When property or equipment is retired or otherwise disposed of, related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

     The Company reviews assets for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. A determination of impairment, if any, is made based on estimates of undiscounted future cash flows. For the periods ended December 31, 1999 and 2000, there have been no asset impairments.

     USE OF ESTIMATES - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     STOCK-BASED COMPENSATION - Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock and is amortized over the vesting period. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires the Company to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

3.   STOCK OPTIONS

     Effective March 8, 2000, the Company established a stock option plan (the "Plan"). The Plan provides for the grant to employees of the Company of incentive stock options to purchase shares of the Company's common stock. The Plan also provides for the grant to certain employees, officers, directors and consultants of the Company of nonqualified options to purchase shares of the Company's common stock. The Plan is administered by a committee appointed by the Board of Directors which determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the option vesting period. The term of each Option shall be the term stated in the Option Agreement; provided, however, that the term shall be no more than ten (10) years from the date of grant thereof or such shorter term as may be provided in the Option Agreement. The maximum aggregate number of shares that may be optioned and granted under the Plan is 15,000,000 shares of common stock. Stock options outstanding at December 31, 2000 have exercise prices between $.10 and $1.00 and a weighted average contractual life of 1.7 years.

     In December 1999, 95,000 stock options were issued in anticipation of the adoption of a stock option plan which was adopted on March 8, 2000 by the Board of Directors. Also, at that time, the Board of Directors ratified these options.

     The following table summarizes stock option plan activity:

                                               WEIGHTED AVERAGE
                                                            EXERCISE
                                             OPTIONS          PRICE

Granted                                             95,000      $ 0.89
Canceled                                           (70,000)       0.93
Exercised                                               -           -
                                                ----------        ----

Outstanding at December 31, 1999                    25,000        0.80

Granted                                         10,156,369        0.25
Canceled                                        (4,473,682)       0.35
Exercised                                               -           -
                                                ----------        ----

Outstanding at December 31, 2000                5,707,687      $ 0.16
                                                =========      ======

     A total of 816,687 options with a weighted average exercise price of $0.24 per share were exercisable as of December 31, 2000. No options were exercisable as of December 31, 1999.

     The Company recorded $2,201,685 and $11,250 of deferred stock-based compensation as of December 31, 2000 and 1999, respectively, as a result of granting stock options with exercise prices below the estimated fair value of the Company's common stock at the date of grant. Deferred stock-based compensation has been presented as a component of stockholders' deficit and is being charged to expense over the vesting period of the applicable options.

     Pro forma information assuming the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123 is presented below. The per share weighted-average fair value of stock options granted through the year ended December 31, 2000 was $.50 on the date of grant using the Black-Scholes option pricing model (80% volatility). The fair value of options was estimated using a risk-free interest rate of 6%, a dividend yield of 0%, and a weighted average expected life of two years.

                                           YEAR                   PERIOD
                                           ENDED                  ENDED
                                       DECEMBER 31,            DECEMBER 31,
                                           2000                    1999

Net loss:
  As reported                          $(8,722,148)            $(1,003,840)
  Pro forma                             (9,035,443)             (1,003,840)

Basic loss per share:
  As reported                              $ (0.12)                $ (0.02)
  Pro forma                                  (0.12)                  (0.02)

4.    NET LOSS PER COMMON SHARE

     The Company computes net loss per common share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, the Company is required to present basic and diluted earnings per share, if applicable. Basic earnings per share are calculated based on weighted average number of shares outstanding during the period. Diluted earnings per share calculation would include the weighted average number of shares outstanding and gives effect to potentially dilutive common shares such as options, warrants and convertible debt and preferred stock outstanding.

     Net loss per common share for the year ended December 31, 2000 and period ended December 31, 1999 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include convertible notes. The effect of the assumed conversion of the $1,500,000 convertible notes into approximately 25,000,000 shares of common stock at December 31, 2000 has not been included in the calculations of net loss per common share as their effect would be antidilutive. Therefore, there is no difference between the basic and diluted net loss per common share for any of the periods presented.

5.    PROPERTY AND EQUIPMENT
     Property and equipment - net consists of the following:


                                                           DECEMBER 31,
                                                       2000            1999

Computer equipment                                  $ 110,171        $13,214
Furniture, fixtures and equipment                     120,623              -
                                                    ---------        -------

                                                      230,794         13,214

Less accumulated depreciation                         (41,878)        (1,237)
                                                    ---------        -------
Property and equipment - net                        $ 188,916        $11,977
                                                    =========        =======

     Depreciation expense for the years ended December 31, 2000 and 1999 was $40,641 and $1,237, respectively. Included in computer equipment is equipment purchased with capital lease obligations of $46,296 and $4,707 at December 31, 2000 and 1999, respectively.

6.    NOTES PAYABLE

     At December 31, 2000 and 1999, notes payable consist of nineteen and fourteen individual notes, respectively. These notes are short-term borrowings with maturities of less than one year with interest rates ranging between 8% and 11.5% per annum.

     At December 31, 2000 and 1999, notes payable to related parties totaled $173,000 and $44,500, respectively, with interest rates of 8% to 10% and 10% per annum, respectively.

7.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                    DECEMBER 31,
                                                2000            1999

Accounts payable                             $244,808        $      -
Accrued expenses                              339,923          81,097
Interest payable                               74,172           4,268
                                             --------        --------
                                             $658,903        $ 85,365
                                             ========        ========

8.   RELATED PARTY TRANSACTIONS

     In July 1999, the Company issued an aggregate of 60,000,000 shares of its common stock to the following individuals and entities:

     o Rebecca J. Brock ("Ms. Brock"), a beneficial owner of the Company's common stock and the wife of Michael D. Farkas ("Mr. Farkas"), the Company's Chairman and Chief Executive Officer;

     o Eric T. Seiden, at the time a beneficial owner of the Company's common stock;

     o Matthew C. Sher, at the time a beneficial owner of the Company's common stock;

     o    Scott B. Mager, one of the Company's former directors;

     o Quentin Road Productions ("Quentin"), a beneficial owner of the Company's common stock. Ms. Brock was the former Chairman and CEO of Quentin and Mr. Farkas was a former beneficial owner of the common stock of Quentin; and

     o First Security Investments, a beneficial owner of the Company's common stock, in exchange for their shares of common stock of WealthHound, Inc.

     The Company values warrants by utilizing the Black-Scholes pricing model with a volatility of 80%, discount rate of 6%, a dividend yield of 0% and an expected life of two years.

     In July 1999 and June 2000, the Company issued to Atlas Equity Group, Inc. ("Atlas"), a beneficial owner of the Company's common stock and an affiliate of Mr. Farkas, promissory notes in the amount of $7,000 and $40,000, respectively. The promissory notes bear interest at a rate of 8.25% and 10% per annum, respectively, and were due and payable in January 2000 and July 2000, respectively. These notes were paid in March 2000 and July 2000, respectively. In addition, in June 2000 the Company issued to Atlas a warrant to purchase 80,000 shares of its common stock. The warrants were valued at $18,804 and were recorded as a discount on notes payable.

     In October 1999, the Company issued to Master Communication Corp. ("Master") three promissory notes aggregating $37,500. The promissory notes each bear interest at a rate of 8.25% per annum and were due and payable in April 2000. These notes were paid prior to December 31, 2000. Mr. Farkas was a beneficial owner of Master's common stock.

     Between November 1999 and December 2000, the Company issued to Ostonian Securities Limited ("Ostonian") eight promissory notes aggregating $203,000. The promissory notes bear interest at rates between 8% to 10% per annum and were due and payable on dates ranging from January 2000 through January 2001. As of December 31, 2000, notes of $173,000 remained payable. Atlas Equity Group, Inc. acts as an advisor and consultant to Ostonian.

     During February 2000, the Company issued to Mr. Farkas a series of promissory notes aggregating $57,500. The promissory notes each bear interest at a rate of 8.25% per annum and were due and payable on dates ranging from February 2000 through March 2000. These notes were paid prior to December 31, 2000.

     In June 2000, the Company issued to Donald Engel, a beneficial owner of the Company's common stock, a warrant to purchase 4,000,000 shares of its common stock, in consideration for services rendered. The warrant was valued at $1,413,559 and recorded as consulting expense.

     In July 2000 and November 2000, the Company issued to Libra Finance S.A. ("Libra"), a beneficial owner of the Company's common stock, warrants to purchase 1,250,000 and 2,500,000 shares, respectively, of the Company's common stock as finders fee in connection with identifying certain investors in the Company. These warrants were valued at $540,000 and $125,000, respectively, recorded as deferred financing fees, and are being amortized over the life of the notes issued.

     In July 2000, the Company also issued to Libra warrants to purchase 6,000,000 shares of the Company's common stock as finders fees in connection with the execution of an equity line of credit agreement. These warrants were valued at $1,980,000 and recorded on the balance sheet at issuance as deferred financing fees; however, since the equity line did not close as of December 31, 2000, the entire amount was charged to general and administrative expense.

     The following additional related party transactions occurred through December 31, 2000:

     o In connection with the WH Acquisition, Atlas earned a $250,000 consulting services fee. Such fee has been accrued and is included in the accompanying financial statements in current liabilities.

     o During the periods ended December 31, 2000 and 1999, Atlas charged the Company $4,419 and $9,067, respectively, for office rent and administrative services.

     o During the period ended December 31, 1999, M&E Capital, a company owned by two of the Company's stockholders, charged the Company $8,000 for office rent and administrative services. During the year ended December 31, 2000, the Company purchased office equipment and furnishings from M&E Capital in the aggregate amount of $25,666.

     o Prior to December 31, 2000, the Company entered into a contractual relationship with Hipstyle.com, Inc. ("Hipstyle"), a company that is owned in majority by Atlas, to build a web site, and paid the Company $54,293 relating to this contract.

     o Prior to December 31, 2000, the Company entered into a contractual relationship with I-carauction.com, I-realtyauction.com, I-teleco.com, Wisedriver.com, Inc., and Atlas Capital Services LLC, each of which are companies of which Mr. Farkas is a beneficial owner. During the year ended December 31, 2000, the companies paid $50,000, $50,000, $18,538, $35,000, and $20,000, respectively, for web-site design services.

     o During the year ended December 31, 2000, the Company charged Wisedriver.com, Inc. and Concept Digital, companies that are primarily owned by Mr. Farkas, $9,500 and $4,000, respectively, for office rent and administrative charges.

9.   INCOME TAXES

     In accordance with SFAS No. 109 the Company has computed the components of deferred income taxes as follows:

                                                                 DECEMBER 31,
                                                            2000         1999

Deferred tax assets - net operating loss carryforwards  $ 1,872,992   $ 365,020
Valuation allowance                                      (1,872,992)   (365,020)
                                                         ----------    --------

Deferred tax asset, net                                 $      -      $    -
                                                         ==========    ========


     Based on the Company's earnings history and uncertainty regarding future profitability, a 100% valuation allowance has been provided against the deferred tax asset at December 31, 2000 and 1999.

     The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended December 31, 2000 and 1999, principally due to the following:

U.S. statutory tax rate                             34%
State and local taxes                               12
Valuation allowance                                (46)
                                                  ------

Effective rate                                       -%
                                                  ======

10.  COMMITMENTS AND CONTINGENCIES

     Leasing Arrangements - The Company entered into an operating lease for office space which commenced in July 2000 and expires in March 2010. In addition to the fixed annual rent and electric charges, the lease provides for annual escalations based on increases in real estate taxes, utilities, and operating expenses.

     The following is a schedule of minimum future rental expense under the noncancelable operating lease for office space:

      YEAR ENDED
      DECEMBER 31,
        2001                               366,581
        2002                               366,581
        2003                               366,581
        2004                               366,581
        Thereafter                       1,924,550
                                         ---------
        Total minimum future rentals    $3,390,874
                                        ==========

     On February 2, 2001, the Company reached an agreement with its landlord to cancel its lease (Note 12).

     In addition, the Company leases certain computer hardware under capital lease arrangements. Minimum future lease payments under capital leases are as follows:

     YEAR ENDING DECEMBER 31,
        2001                                            $20,460
        2002                                             20,281
        2003                                              1,878
                                                        -------

        Total minimum lease payments                     42,619

        Less amounts representing interest                7,624
                                                        -------

        Present value of net minimum lease              $34,995
                                                        =======

     LEGAL - The Company is involved in various claims that arose in the ordinary course of its businesses. In management's opinion, the settlement of such claims would not have a material adverse effect on the Company's consolidated financial position or results of its operations.

11.  DEBT FINANCING

     FINANCING - In July 2000 and November 2000, the Company entered into subscription agreements with several investors pursuant to which the Company issued, at the closing, $1,250,000 and $250,000, respectively, in 8%, two-
     year convertible notes. The notes are convertible at any time into common stock of the Company at a per share price determined at the time of conversion, equal to the lower of: (i) eighty percent of the average of the lowest closing bid prices for the common stock on the OTC Pink Sheets for the three trading days prior to but not including the closing date, or (ii) 75% of the average of the three lowest closing bid prices for the common stock for the thirty trading days preceding the conversion date. Since the fair value of the common stock into which the notes are convertible on their date of issuance exceeds the fair value of the notes, a beneficial conversion feature exists. The intrinsic value of this beneficial conversion feature is $649,477, which is being amortized over the life of the notes. Interest expense of $144,860 relating to amortization of this feature has been recorded for the year ended December 31, 2000.

     In addition, the holders of the notes received warrants to purchase 3,750,000 shares of common stock at between $.65 and $.75 per share. The Company recorded warrants of $705,575, which represents an allocation of face value of the notes, based on the relative fair values of the warrants and the notes. During the year ended December 31, 2000, $176,394 of the note discount which arose from such allocation has been amortized to interest expense.

     Warrants to purchase 5,000,000 shares of common stock at between $0.29 and $0.75 per share were granted as finders fees relating to the notes. The fair value of these warrants on their grant date was determined to be $1,205,000. This amount is being amortized over the two-year life of the notes. During the year ended December 31, 2000, the Company recorded interest expense of $280,417 relating to such amortization.

     Under the subscription agreements referred to in the preceding paragraph, the Company, subject to the satisfaction of certain conditions, has the option to obtain additional investments in convertible notes totaling $2,250,000. The conditions for these additional investments include various minimum price and trading volume requirements and the requirements that the Company be a reporting company under the Securities Exchange Act of 1934, its shares be registered on the OTC Bulletin Board or other principal market, and the effectiveness of a resale registration statement (the "Registration Statement") filed under the Securities Act of 1933.

     Under a Private Equity Line of Credit Agreement entered into July 3, 2000 (the "Equity Line"), the Company may from time to time, for two years after the Registration Statement has become effective and subject to various other conditions, cause an investor to purchase common stock of the Company at 88% of market prices over a 14-day forward looking period. The amount which can be raised at any one occasion varies depending on the then current market price and trading volume. This Equity Line could produce up to an additional $12,200,000 in financing. The Company does not expect that it will be able to meet those certain conditions to obtain additional financing in 2001. Should the Company not obtain access to the additional funding described above it may not be able to meet its obligations as they come due, but anticipates to be able to meet its working capital requirements through loans from the Company's Chairman and Chief Executive Officer. The Company has agreed to pay 12% in finder's fees for amounts received in this financing.

     In connection with the above financing, the Company also issued warrants to acquire 6,000,000 shares of common stock at between $1.00 and $1.25 per share. The fair value of these warrants was recorded on the balance sheet at issuance as deferred financing fees, however, since the equity line did not close as of December 31, 2000, the entire amount was charged to general and administrative expense.

     The Company has agreed to a timetable to cause the Registration Statement to be declared effective under the Securities Act of 1933. Failure to meet such timetable will subject the Company to a penalty equal to 2% per month of the $1,500,000 principal amount of the notes outstanding or $25,000 per month.

     On November 2, 2000 the investors subscribed to $250,000 in convertible notes and waived the Company's obligation to satisfy the specified conditions until April 30, 2001. In connection with the issuance of the convertible notes, the Company: (1) incurred $30,000 in direct expenses,
     (2) agreed to lower the exercise price of 7,250,000 warrants previously issued to $0.50 per share from $0.65 to $1.25 per share, (3) issued as a finder's fee warrants to purchase 2,500,000 shares of common stock at $0.29 per share and (4) the convertible notes were personally guaranteed by Mr. Farkas and his wife, Rebecca Farkas.

     The lowering of the exercise prices of the warrants referred to above constitutes a modification, and, in effect, represents a reissuance of these warrants. These warrants were re-valued at the date of modification using the Black-

     Scholes pricing model. As a result, the Company recorded additional deferred fees of $135,280 and interest expense of $1,136 relating to these warrants.

     All of the warrants above have been valued by utilizing the Black-Scholes pricing model with a volatility of 80%, discount rate of 6%, a dividend yield of 0% and an expected life of two years.

12.  SUBSEQUENT EVENTS

     On February 2, 2001, the Company reached an agreement with its landlord to cancel its lease. In connection with the lease cancellation, the landlord returned the security deposit in the amount of $244,388 and reimbursed the Company for improvements to the premises totaling $100,000.

     On February 2, 2001, the Company entered into a 5-year sublease agreement with Atlas Capital Services, LLC, a company owned by Mr. Farkas. Monthly rental payments of $8,780 are due under the sublease agreement. Furthermore, the sublease agreement provides for a cancellation option on each anniversary date provided that six months notice is given.

     On February 22, 2001, the NASD approved the merger by and among the Company, WealthHound Securities, and WAP, Inc. On March 13, 2001, the merger closed and WAP, Inc. became a wholly-owned subsidiary of the Company.

     On February 27, 2001, the Company was in default of its $1,250,000 of convertible notes (issued in July 2000). Such notes' principal and interest are immediately due and payable as a result of the fact that its registration statement was not declared effective by the above date. The Company believes that it will be in default of its $250,000 convertible notes (issued in November 2000) and such notes' principal and interest will be immediately due and payable on April 30, 2001 as a result of the fact that its registration statement will not be declared effective on that date. In addition, the Company owes penalty interest accruing at a rate of $25,000 per month since December 1, 2000 and $122,000 in damages to the holders of the notes and $25,000 in damages to the finders of the notes. The Company will be unable to obtain certain additional financing that may otherwise have been available to it under the agreements relating to the convertible notes.

     On March 30, 2001, the Company entered into a stock purchase agreement with The Atlas Group of Companies, LLC ("Atlas Group") for the sale of WAP, Inc. The purchase price of the transaction is $109,000. The transaction is subject to numerous conditions, including approval by the NASD of the sale. In addition, Atlas Group agreed to assume all of the obligations and expenses of the broker-dealer pending the approval of the change in control by the NASD, including but not limited to, $25,000 in consulting fees, in connection with the broker-dealer. Atlas Group is owned and controlled by Mr. Farkas. Further, the Company's President and Chief Financial Officer is also the President of Atlas Group.

                                     ******